Form 10-Q
period 1998-08-01
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 1998-09-14
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         (Mark  One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 1, 1998

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to__________


                        Commission File Number: 000-24603


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                           51-0379406
           ----------------------        ----------------------------------
          (State of Incorporation)      (IRS Employer Identification Number)


            103 Foulk Road
            Suite 202
            Wilmington, Delaware                         19803
            --------------------------------------      --------
           (Address of principal executive offices)    (Zip Code)


         Registrant's telephone number, including area code:  302/778-4778



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  [ ]         NO  [X]


         At September 11, 1998, there were 20,169,200 shares of common stock, $.01 par value per share, outstanding.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX



                                                                                         Page
                                                                                        ------
Part I.  Financial Information

         Item 1. Financial Statements
                  Consolidated Balance Sheets at
                   August 1, 1998 (unaudited) and January 31, 1998                         3

                  Consolidated Statements of Income (unaudited)
                   Thirteen and twenty-six weeks ended
                   August 1, 1998 and August 2, 1997                                       4

                  Consolidated Statements of Cash Flow (unaudited)
                    Twenty-six weeks ended
                    August 1, 1998 and August 2, 1997                                      5

                  Notes to Consolidated Financial Statements (unaudited)                   6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                          8


Part II. Other Information

         Item 1   Legal Proceedings                                                       13

         Item 2.  Changes in Securities and Use of Proceeds                               13

         Item 6.  Exhibits and Reports on Form 8-K                                        14

Signatures                                                                                15


Part I. Financial Information

Item 1. Financial Statements


            ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                                                           August 1,          January 31,
                                                                             1998                 1998
                                                                          ------------        ------------
                                                                          (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                 $ 23,939,910       $ 20,639,610
  Accounts receivable                                                          5,883,552          4,373,073
  Due from affiliates                                                            342,194          2,890,554
  Merchandise inventories                                                     54,157,774         52,973,314
  Deferred tax asset                                                           3,011,000             --
  Prepaid expenses                                                             1,721,326          2,837,647
                                                                            ------------       ------------
Total current assets                                                          89,055,756         83,714,198
                                                                            ------------       ------------
                                                                            ------------       ------------

Property and equipment:
  Leasehold improvements                                                      42,186,682         40,226,726
  Fixtures and equipment                                                      27,180,756         24,884,217
  Building                                                                        --              6,200,950
  Land                                                                            --                632,806
  Construction in progress                                                       990,198            556,663
                                                                            ------------       ------------
                                                                              70,357,636         72,501,362
  Less accumulated depreciation and amortization                              33,978,441         32,535,305
                                                                            ------------       ------------
Net property and equipment                                                    36,379,195         39,966,057

Investment in affiliated company                                                  --             11,025,345
Goodwill and other intangible assets                                           2,127,369          2,190,766
Deferred tax asset                                                             4,817,000              --
Other assets                                                                   2,381,122          5,894,374
                                                                            ------------       ------------
   Total assets                                                             $134,760,442       $142,790,740
                                                                            ------------       ------------
                                                                            ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit facility                                                 $     --           $      --
  Current portion of long-term debt                                              900,396          2,400,396
  Accounts payable                                                            66,982,830         83,713,983
  Accrued expenses                                                            15,010,486         14,545,119
  Due to affiliates                                                            9,307,698              --
  Income taxes payable                                                           587,741            782,988
  Distribution payable                                                         6,059,028              --
                                                                            ------------       ------------
Total current liabilities                                                     98,848,179        101,442,486
                                                                            ------------       ------------

Long-term liabilities:
  Notes payable                                                                2,555,264         10,541,149
  Deferred rent                                                                2,328,048          2,408,579
                                                                            ------------       ------------
Total liabilities                                                            103,731,491        114,392,214
                                                                            ------------       ------------

Stockholders' equity
  Preferred stock--authorized 25,000,000 shares, $.01 par value;
    no shares issued and outstanding at August 1, 1998                            --                  --
  Common stock--authorized 100,000,000 shares, $.01 par value;
    20,169,200 shares issued and outstanding at August 1, 1998                   201,692              --
  Common stock:
      Class A--authorized 5,000 shares $.10 par value;
        1,900 shares issued and outstanding at January 31, 1998                   --                    190
      Class B--authorized 25,000 shares; $.10 par value;
        21,000 shares issued and outstanding at January 31, 1998                  --                  2,100
  Partners' capital of EB Services Company LLP at January 31, 1998                --                  1,000
  Additional paid-in capital                                                  32,041,428          7,584,365
  Cumulative translation adjustment                                             (903,266)        (1,023,493)
  Retained earnings (deficit)                                                   (310,903)        21,834,364
                                                                            ------------       ------------
Total stockholders' equity                                                    31,028,951         28,398,526
                                                                            ------------       ------------
Total liabilities and stockholders' equity                                  $134,760,442       $142,790,740
                                                                            ------------       ------------
                                                                            ------------       ------------

See accompanying notes to consolidated financial statements.

             ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                                            Thirteen weeks ended         Twenty-six weeks ended
                                                                        ---------------------------   ---------------------------
                                                                          August 1,      August 2,     August 1,      August 2,
                                                                            1998           1997          1998           1997
                                                                        ------------   ------------   ------------   ------------


Net sales                                                               $101,930,071   $ 72,894,231   $208,659,885   $156,581,940
Management fees                                                              530,178        499,597      1,101,545        987,484
                                                                        ------------   ------------   ------------   ------------
Total revenues                                                          $102,460,249   $ 73,393,828   $209,761,430   $157,569,424
                                                                        ------------   ------------   ------------   ------------
                                                                        ------------   ------------   ------------   ------------
Costs and expenses:
  Costs of merchandise sold, including freight                            75,904,478     54,306,846    155,424,067    116,248,071
  Selling, general and administrative                                     24,060,081     19,021,544     46,330,229     37,222,126
  Depreciation and amortization                                            2,405,320      1,866,171      4,659,088      3,740,727
                                                                        ------------   ------------   ------------   ------------
Operating income (loss)                                                       90,370     (1,800,733)     3,348,046        358,500
Equity in loss of affiliates                                                 (80,288)       (80,288)      (160,575)      (160,575)
Interest expense, net of interest income                                     594,710        395,613        808,580        689,989
Preacquisition (income) loss of subsidiaries                                   --           (25,569)         --           270,464
                                                                        ------------   ------------   ------------   ------------
Income (loss) before income taxes                                           (584,628)    (2,302,203)     2,378,891       (221,600)
Income tax expense (benefit)                                                  77,406        (50,900)       190,706         26,800
                                                                        ------------   ------------   ------------   ------------
Net income (loss)                                                       $   (662,034)  $ (2,251,303)  $  2,188,185   $   (248,400)
                                                                        ------------   ------------   ------------   ------------
                                                                        ------------   ------------   ------------   ------------

Pro Forma Data:

Pro forma operating income (loss)                                       $     (7,955)  $ (1,800,733)  $  3,151,396   $    358,500

Pro forma income (loss) before income tax expense (benefit)                 (602,665)    (2,221,915)     2,342,816        (61,025)
Pro forma income tax expense (benefit)                                      (236,245)      (913,207)       918,383        (25,081)
                                                                        ------------   ------------   ------------   ------------
Pro forma net income (loss)                                             $   (366,420)  $ (1,308,708)  $  1,424,433   $    (35,944)
                                                                        ------------   ------------   ------------   ------------
                                                                        ------------   ------------   ------------   ------------
Pro forma net income (loss) per share--basic and diluted                $      (0.02)  $      (0.08)  $       0.09   $       0.00
                                                                        ------------   ------------   ------------   ------------
                                                                        ------------   ------------   ------------   ------------
Pro forma weighted average shares outstanding--basic and diluted          15,986,508     15,794,200     15,890,354     15,794,200
                                                                        ------------   ------------   ------------   ------------
                                                                        ------------   ------------   ------------   ------------

See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Twenty-six weeks ended
                                                                          ----------------------------
                                                                            August 1,      August 2,
                                                                              1998           1997
                                                                          ------------   ------------
Cash flows from operating activities:
      Net income (loss)                                                  $   2,188,185   $   (248,400)
      Adjustments to reconcile net income (loss) to cash used
           in operating activities:
                Depreciation of property and equipment                       4,489,441      3,712,216
                Amortization of other assets                                   169,647         28,511
                Loss on disposal of property and equipment                     129,360        152,398
                Equity in loss of affiliates                                   160,575        160,575
                Loss on investment in affiliated companies                        --          270,464
                Changes in assets and liabilities:
                     Decrease (increase) in:
                          Accounts receivable                               (1,209,879)    (1,501,861)
                          Due from affiliates                                2,548,360     (2,357,397)
                          Merchandise inventories                           (1,184,460)     4,127,567
                          Prepaid expenses                                   1,116,321       (302,286)
                          Other long-term assets                              (640,227)      (904,789)
                     (Decrease) increase in:
                          Accounts payable                                 (16,731,153)   (18,507,388)
                          Accrued expenses                                     465,367     (3,039,447)
                          Due to affiliate                                        --          122,371
                          Income taxes payable                                (195,247)      (474,289)
                          Deferred rent                                        (80,531)      (222,645)
                                                                          ------------   ------------
Net cash used in operating activities                                       (8,774,241)   (18,984,400)
                                                                          ------------   ------------
Cash flows used in investing activities:
      Purchases of property and equipment                                   (7,862,515)    (4,509,240)
      Proceeds from disposition of assets                                       54,074          1,306
                                                                          ------------   ------------
Net cash used in investing activities                                       (7,808,441)    (4,507,934)
                                                                          ------------   ------------
Cash flows from financing activities:
      Distributions                                                        (13,891,545)    (3,000,000)
      Net payments under revolving credit facility                                --         (750,000)
      Repayment of long-term debt                                           (9,516,898)       (49,998)
      Proceeds from equity offering                                         55,462,500           --
      Net cash retained by predecessor company                             (12,375,535)          --
                                                                          ------------   ------------
Net cash used in financing activities                                       19,678,522     (3,799,998)
                                                                          ------------   ------------
Effects of exchange rates on cash                                              204,460           --

Net increase (decrease) in cash and cash equivalents                         3,300,300    (27,292,332)
Cash and cash equivalents, beginning of period                              20,639,610     44,727,846
                                                                            ----------     ----------
Cash and cash equivalents, end of period                                  $ 23,939,910   $ 17,435,514
                                                                          ------------   ------------
                                                                          ------------   ------------


See accompanying notes to consolidated financial statements

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Basis of Presentation

    The consolidated financial statements include the accounts of Electronics Boutique Holdings Corp. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company completed its initial public offering on July 29, 1998. Historical financial statements prior to that date include the results of operations of the Company's predecessors.

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated and combined financial statements and notes thereto for the period ended May 2, 1998 (unaudited) and January 31, 1998 (audited) contained in the Company's Registration Statement on Form S-1 (Registration No. 333-48523) as filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six week periods ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.

    The pro forma data presented in the unaudited consolidated statements of income is included in order to illustrate the effect of the reorganization transactions described in the Company's registration statement as if such transactions occurred as of the beginning of the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997. Immediately prior to the initial public offering a series of reorganization transactions occurred where The Electronics Boutique, Inc., a predecessor company, retained certain assets. The pro forma information is based on the historical financial statements of The Electronics Boutique Group ("EB"). In the opinion of management, all adjustments have been made that are necessary to present fairly the pro forma data.

(2)   Earnings Per Share

    In 1997, the FASB issued Statement of Financial Accounting Standards
No. 128, Earnings Per Share ("FASB 128") which replaced the primary and fully diluted earnings per share measures with basic and diluted earnings per share. Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options, warrants, and preferred stock. Pro forma earnings per share amounts for all periods have been presented. For the periods presented, the diluted earnings per share amounts are the same as the basic earnings per share amounts.

(3)   Income Taxes

    Prior to completion of the Company's initial public offering, federal taxes were payable personally by the stockholders of EB pursuant to an election by EB under subchapter "S" of the Internal Revenue Code. Accordingly, no provision has been made for federal income taxes on taxable income of EB. EB elected Subchapter "S" status for some states while remaining subject to corporate tax in other states, and, as a result, has provided for certain state income taxes.

    For the period after the Company's public offering, federal and state income taxes have been provided based upon management's estimate of the annual effective tax rate.

The pro forma data reflects the adjustment to record income taxes as if the Company had been a "C" corporation for federal and state income tax purposes.

(4)   Equity Offering

    In July 1998, the Company completed its reorganization and an initial public offering of 5,000,000 shares of its common stock. Of the 5,000,000 shares sold, 4,375,000 shares were for the account of the Company and 625,000 were for the account of the selling shareholder. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated expenses were $55,462,500. The net proceeds were recorded as an increase to additional paid in capital and common stock. The proceeds were used, in part, to retire debt under the Company's revolving credit facility and to repay an outstanding demand note to the Company's Chairman.

(5)   Debt

    The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50,000,000. There were no outstanding borrowings under this facility at August 1, 1998.


(6)   Related-Party Transactions

    Transaction with Affiliate

    On May 31, 1998, an operating subsidiary of the Company entered into a lease agreement with EB to lease the Company's headquarters and primary distribution center from EB. The lease has a two year term and provides the Company with an option to purchase the property for $6.7 million. The monthly rent pursuant to such lease is $50,000.

    Loans and Advances from Affiliates

    On June 4, 1998, the Company borrowed $7,000,000 from James J. Kim, the Company's Chairman. The demand note reflected interest bearing at the highest prime rate as published in the Wall Street Journal. The note was repaid in full on July 31, 1998.

(7)   Comprehensive Income

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is computed as follows:


                                                   Thirteen weeks ended         Twenty-six weeks ended
                                                -------------------------     -------------------------
                                                 August 1,      August 2,       August 1,      August 2,
                                                    1998          1997            1998          1997
                                                -----------    -----------    -----------   -----------

Net income (loss)                               $  (662,034)   $(2,251,303)   $ 2,188,185   $  (248,400)
Foreign currency translation adjustment               4,567         14,129        120,227      (394,195)
                                                -----------    -----------    -----------   -----------
Comprehensive income (loss)                     $  (657,467)   $(2,237,174)   $ 2,308,412   $  (642,595)
                                                -----------    -----------    -----------   -----------
                                                -----------    -----------    -----------   -----------


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company believes that it is among the world's largest specialty retailers of electronic games. The Company's primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of August 1, 1998, the Company operated a total of 474 stores in 42 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. As of such date, the Company also provided management services for Electronics Boutique plc., which operated 141 stores and 17 department store-based concessions in the United Kingdom and Ireland. As of August 1, 1998, the Company also managed 34 mall-based WaldenSoftware stores for Borders Group, Inc. The Company is a holding company and does not have any significant assets or liabilities, other than all of the outstanding capital stock of its subsidiaries.

Results of operations

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                                          Thirteen weeks ended             Twenty-six weeks ended
                                                        -------------------------        --------------------------
                                                        August 1,       August 2,        August 1,       August 2,
                                                          1998            1997             1998             1997
                                                        ---------       ---------        ---------       ---------
Net sales                                                 99.5%           99.3%            99.5%           99.4%
Management fees                                            0.5             0.7              0.5             0.6
                                                        ---------       ---------        ---------       ---------
Total revenues                                           100.0           100.0            100.0           100.0
Cost of goods sold                                        74.1            74.0             74.1            73.8
Gross profit                                              25.9            26.0             25.9            26.2
Operating expenses                                        23.5            25.9             22.1            23.6
Depreciation and amortization                              2.3             2.5              2.2             2.4
                                                        ---------       ---------        ---------       ---------
Income (loss) from operations                              0.1            (2.4)             1.6             0.2
Equity in loss of affiliates                              (0.1)           (0.1)            (0.1)           (0.1)
Interest expense, net                                      0.6             0.6              0.4             0.4
Preacquisition (income) loss of subsidiaries               0.0             0.0              0.0             0.2
                                                        ---------       ---------        ---------       ---------
Income (loss) before income tax expense                   (0.6)           (3.1)             1.1            (0.1)
Income tax expense (benefit)                               0.1             0.0              0.1             0.0
                                                        ---------       ---------        ---------       ---------
Net income (loss)                                         (0.7%)          (3.1%)            1.0%           (0.1%)
                                                        ---------       ---------        ---------       ---------
                                                        ---------       ---------        ---------       ---------



Thirteen weeks ended August 1, 1998 compared to Thirteen weeks ended August 2,
 1997

    Net sales increased by 39.8% from $72.9 million in the thirteen weeks ended August 2, 1997 to $101.9 million in the thirteen weeks ended August 1, 1998. The increase in net sales was primarily attributable to a 23.2% increase in comparable store sales, which resulted in a $16.5 million increase in net sales, and the additional sales volume attributable to 67 net new stores opened subsequent to the second quarter of 1997. The increase in comparable store sales was primarily attributable to increases in PC entertainment software sales and strong demand for 3-D accelerator cards for PC's. In addition, video game software sales were strong, reflecting a steady stream of well-received new titles rather than a single, specific hit.

    Management fees were unchanged at $0.5 million from the thirteen weeks ended August 2, 1997 to the thirteen weeks ended August 1, 1998. The increased fees earned under the management agreement with Electronics Boutique plc. were offset by lower fees earned under the consulting agreement with Borders Group, Inc.

    Cost of goods sold increased by 39.8% from $54.3 million in the thirteen weeks ended August 2, 1997 to $75.9 million in the thirteen weeks ended August 1, 1998. However, as a percentage of net sales, cost of goods sold remained constant at 74.5% in the thirteen weeks ended August 2, 1997 and August 1, 1998.

    Selling, general and administrative expense increased by 26.5% from $19.0 million in the thirteen weeks ended August 2, 1997 to $24.1 million in the thirteen weeks ended August 1, 1998. As a percentage of total revenues, selling, general and administrative expense decreased from 25.9% in 1997 to 23.5% in 1998. The $5.1 million increase was primarily attributable to the increase in the Company's domestic and international store base and the associated increases in store and headquarter operating expenses. The decrease in selling, general and administrative expense as a percentage of total revenues was primarily attributable to an increase in net sales without a proportional increase in corporate and store-level overhead.

    Depreciation and amortization expense increased by 28.9% from $1.9 million in the thirteen weeks ended August 2, 1997 to $2.4 million in the thirteen weeks ended August 1, 1998. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings.

    Operating income increased by $1.9 million from a loss of $1.8 million in the thirteen weeks ended August 2, 1997 to income of $0.1 million in the thirteen weeks ended August 1, 1998. As a percentage of total revenues, operating income (loss) increased from a loss of 2.4% in 1997 to income of 0.1% in 1998, as the increase in cost of goods sold as a percentage of total revenues was more than offset by the decline in operating expenses as a percentage of total revenues.

    Interest expense, net, increased by 50.3% from $0.4 million in the thirteen weeks ended August 2, 1997 to $0.6 million in the thirteen weeks ended August 1, 1998. The increase was primarily attributable to interest expense associated with short-term borrowings under the Company's revolving credit facility and with a $7.0 million demand note that was issued on June 4, 1998. All borrowings under the credit facility and demand note were repaid on July 31, 1998.

    As a result of all the above factors, the Company's loss before income taxes decreased by 74.6% from $2.3 million in the thirteen weeks ended August 2, 1997 to $0.6 million in the thirteen weeks ended August 1, 1998.

Twenty-six weeks ended August 1, 1998 compared to Twenty-six weeks ended
 August 2, 1997

    Net sales increased by 33.3% from $156.6 million in the twenty-six weeks ended August 2, 1997 to $208.7 million in the twenty-six weeks ended August 1, 1998. The increase in net sales was primarily attributable to a 17.8% increase in comparable store sales, which resulted in a $27.2 million increase in net sales, and the additional sales volume attributable to new stores opened subsequent to the second quarter of 1997. The increase in comparable store sales was primarily attributable to increases in PC entertainment software sales and strong demand for 3-D accelerator cards for PC's. In addition, video game software sales were strong, reflecting a steady stream of well-received new titles rather than a single, specific hit.

    Management fees increased from $1.0 million in the twenty-six weeks ended August 2, 1997 to $1.1 million in the twenty-six weeks ended August 1, 1998. The increase was primarily attributable to increased fees earned under the management agreement with Electronics Boutique plc., which were partially offset by lower fees earned under the consulting agreement with Borders Group, Inc.

    Cost of goods sold increased by 33.7% from $116.2 million in the twenty-six weeks ended August 2, 1997 to $155.4 million in the twenty-six weeks ended August 1, 1998. As a percentage of net sales, cost of goods sold increased from 74.2% in the twenty-six weeks ended August 2, 1997 to 74.5% in the twenty-six weeks ended August 1, 1998. The increase in cost of goods sold as a percentage of net sales was primarily attributable to an increase in freight expenses. This increase is the result of the Company's decision to switch its primary freight carrier and reorganize its third-party distribution framework for improved service and merchandise availability at its stores.

    Selling, general and administrative expense increased by 24.5% from $37.2 million in the twenty-six weeks ended August 2, 1997 to $46.3 million in the twenty-six weeks ended August 1, 1998. As a percentage of total revenues, selling, general and administrative expense decreased from 23.6% in 1997 to 22.1% in 1998. The $9.1 million increase was primarily attributable to the increase in the Company's domestic and international store base and the associated increases in store and headquarter operating expenses. The decrease in selling, general and administrative expense as a percentage of total revenues was primarily attributable to an increase in net sales without a proportional increase in corporate and store-level overhead.

    Depreciation and amortization expense increased by 24.6% from $3.7 million in the twenty-six weeks ended August 2, 1997 to $4.7 million in the twenty-six weeks ended August 1, 1998. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings.

    Operating income increased $3.0 million from $0.4 million in the twenty-six weeks ended August 2, 1997 to $3.4 million in the twenty-six weeks ended
August 1, 1998. As a percentage of total revenues, operating income increased from 0.2% in 1997 to 1.6% in 1998, as the increase in cost of goods sold as a percentage of total revenues was more than offset by the decline in operating expenses as a percentage of total revenues.

    Interest expense, net, increased by 17.2% from $0.7 million in the twenty-six weeks ended August 2, 1997 to $0.8 million in the twenty-six weeks ended August 1, 1998. The increase was primarily attributable to interest expense associated with short-term borrowings under the Company's revolving credit facility and with a $7.0 million demand note that was issued on June 4, 1998, partially offset by the repayment of long-term debt outstanding in 1997. All borrowings under the credit facility and demand note were repaid on July 31, 1998.

    As a result of all the above factors, the Company's income (loss) before income taxes improved by $2.6 million from a loss of $0.2 million in the twenty-six weeks ended August 2, 1997 to income of $2.4 million in the twenty-six weeks ended August 1, 1998.

Seasonality and quarterly results

    The Company's business, like that of most retailers, is highly seasonal. A significant portion of the Company's net sales, management fees and profits are generated during the Company's fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in the Company's merchandise mix.

Liquidity and capital resources

    The Company has historically financed its operations through a combination of cash generated from operations and bank debt, however on July 29, 1998, the Company completed an initial public offering of 5,000,000 shares of its common stock. Of the 5,000,000 shares sold, 4,375,000 shares were for the account of the Company and 625,000 shares were for the account of the selling shareholder. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $55.5 million, which was used primarily to repay $25.7 million under the Company's revolving credit agreement and a $7.0 million demand note due to the Company's Chairman, James J. Kim. The remaining proceeds will be used to repay $9.3 million owed by the Company to EB and for other general corporate purposes. In addition, a predecessor to the Company retained assets worth $31.0 million in connection with the reorganization of the Company prior to the completion of its initial public offering.

    The Company's working capital deficit decreased from $17.7 million at January 31, 1998 to $9.8 million at August 1, 1998. At August 1, 1998 the Company had no borrowings under its revolving credit facility and had $3.5 million of debt outstanding, including $0.9 million classified as a current liability.

    The Company used $8.8 million in cash from operations in the twenty-six week period ended August 1, 1998 and used $19.0 million of cash from operations during the twenty-six weeks ended August 2, 1997. The $8.8 million of cash used in operations in 1998 was primarily the result of a decrease of $16.3 million in accounts payable and accrued expenses, an increase of $1.2 million in accounts receivable, and a $1.2 million increase in merchandise inventories, partially offset by $7.1 million of net income and non-cash charges to net income, a $2.5 million decrease in due from affiliates, and a $1.1 million decrease in prepaid expenses. The $19.0 million of cash used in operations in 1997 was primarily the result of a decrease of $21.5 million in accounts payable and accrued expenses, a $2.4 million increase in due from affiliates, a $1.5 million increase in accounts receivable, and a $0.9 million increase in other assets, partially offset by $4.1 million of net loss and non-cash charges to net income, and a $4.1 million decrease in merchandise inventories.

    The Company made capital expenditures of $7.9 million in the twenty-six weeks ended August 1, 1998, primarily to open new stores, to remodel existing stores and for leasehold improvements at the Company's headquarters and primary distribution center. The Company expects to make approximately $21.1 million of capital expenditures in 1998. A predecessor to the Company made capital expenditures of $4.5 million in the twenty-six weeks ended August 2,1997 primarily for opening new stores and to remodel existing stores.

     The Company believes that the net proceeds of the initial public offering, together with cash generated from its operating activities and available bank borrowings, will be sufficient to fund its operations and store expansion programs for the next year.

Impact of inflation

    The Company does not believe that inflation has had a material effect on its net sales or results of operations.

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides guidance on accounting for all derivative instruments and hedging activities. The statement concludes that derivative instruments be recognized as assets or liabilities and that fair value is the relevant measure for derivative instruments. Additionally, the statement provides criteria for the determination of hedge accounting. As the Company has not entered into derivative instruments, it does not believe the statement will have a significant impact on its financial statements. To the extent that the Company, in the future, enters into derivative instruments, it will be required to comply with FASB No. 133.

Year 2000

    The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in inventory management, distribution, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000, some level of modification or even possible replacement of such source code or applications will be necessary. The Company is currently modifying its computer software programs and operating systems to make them "Year 2000" compliant. The Company anticipates spending approximately $300,000 in the current fiscal year, of which approximately $220,000 has been spent through August 1, 1998, in connection with its "Year 2000" compliance programs. However, there can be no assurance that the costs necessary to update software, or potential systems interruptions, will not exceed such amount and have a material adverse effect on the Company's results of operations or financial condition.

Safe harbor provisions under the private securities litigation reform act of 1995

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are not limited to historical or current facts and deal with potential future circumstances and developments. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks include, but are not limited to, the Company's dependence on the continued introduction of new and enhanced video games and PC hardware and software; the cyclical nature of the video game market; the rapid technological changes which occur in the video game and PC industry; the Company's ability to open and operate new stores on a profitable basis; the intensely competitive nature of the electronic game industry and its rapid changes in consumer preferences and frequent new product introductions; the seasonal nature of the retail industry; the Company's dependence on its suppliers for products; risks inherent to conducting international operations; and consumer spending patterns and prevailing economic conditions. Please refer to the Company's registration statement on Form S-1 (file No. 333-48523) on file with the SEC for a more detailed discussion of these and other risks that could cause results to differ materially.

Part II. Other Information

Item 1.  Legal Proceedings

    The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. In the opinion of management, no pending proceedings will have a material adverse effect on the Company's results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

    (d) The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-48523) for the sale of Common Stock in the Company's initial public offering (the "Offering"). The Company registered 5,000,000 shares of Common Stock, 4,375,000 shares for the account of the Company and 625,000 shares for the account of the selling shareholder. The effective date of the Registration Statement was July 23, 1998. The Offering commenced on July 29, 1998 and was terminated after the sale of all securities registered. The managing underwriters for the Offering were Prudential Securities Incorporated and Salomon Smith Barney. The aggregate price to the public of the 5,000,000 shares of Common Stock registered was $70,000,000. The Company completed the Offering, selling all 5,000,0000 shares of Common Stock registered for the aggregate offering price of $70,000,000, resulting in gross proceeds of $61,250,000 to the Company and $8,750,000 to the selling shareholder.

    The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:


         Underwriting Discounts and Commissions                        $4,287,500
         Other Expenses *                                               1,500,000
                                                                       -----------
         Total Expenses                                                $5,787,500


         * Reasonable estimate

    All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

    The Company used its net proceeds of the Offering ($55,462,500 after deducting total expenses set forth above) for the following purposes:


         Repayment of outstanding bank indebtedness           $25,674,536
         Repayment of demand note                               7,000,000
         Cash and temporary investments                        22,787,964
                                                               -----------
         Total                                                $55,462,500


    The repayment of the demand note was made to James J. Kim, Chairman of the Board of the Company and a controlling shareholder of EB Nevada Inc., a shareholder owning more than 10% of the Common Stock of the Company. All other payments were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owing ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  11.1     Statement regarding computation of per share earnings
                  27.1     Financial Data Schedule

         b. The Company did not file any reports on Form 8-K during the thirteen weeks ended August 1, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Electronics Boutique Holdings Corp.
                                  (Registrant)



Date:    September 11, 1998       By:      /s/ Joseph J. Firestone
                                           -----------------------
                                                Joseph J. Firestone
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)




Date:    September 11, 1998       By:      /s/ John R. Panichello
                                           ----------------------
                                                John R. Panichello
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)