Form 10-Q
period 1998-10-31
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 1998-12-11
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         (Mark  One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 31, 1998

                                       or

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to__________


                        Commission File Number: 000-24603


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                          51-0379406
          (State of Incorporation) (IRS Employer Identification Number)


            103 Foulk Road
            Suite 202
            Wilmington, Delaware                            19803
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

         YES  [X]          NO  [  ]


         At December 11, 1998, there were 20,169,200 shares of common stock, $.01 par value per share, outstanding.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX



                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information

         Item 1. Financial Statements
                  Consolidated Balance Sheets at
                   October 31, 1998 (unaudited) and January 31, 1998                                3

                  Consolidated Statements of Income (unaudited)
                   Thirteen and thirty-nine weeks ended
                   October 31, 1998 and Novemeber 1, 1997                                           4

                  Consolidated Statements of Cash Flow (unaudited)
                    Thirty-nine weeks ended
                    October 31, 1998 and November 1, 1997                                           5

                  Notes to Consolidated Financial Statements (unaudited)                            6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                   8


Part II. Other Information

         Item 1   Legal Proceedings                                                               14

         Item 2.  Changes in Securities and Use of Proceeds                                       14

         Item 6.  Exhibits and Reports on Form 8-K                                                15

Signatures                                                                                        16

Part I.   Financial Information

Item 1.   Financial Statements

                            ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                           October 31,        January 31,
Assets                                                                         1998               1998
                                                                         -----------------  -----------------
                                                                           (unaudited)
Current assets:
    Cash and cash equivalents                                          $        4,086,743 $       20,639,610
    Accounts receivable                                                         7,907,884          4,373,073
    Due from affiliates                                                           443,786          2,890,554
    Merchandise inventories                                                    92,971,752         52,973,314
    Deferred tax asset                                                          3,011,000                  -
    Prepaid expenses                                                            4,686,286          2,837,647
                                                                         -----------------  -----------------
Total current assets                                                          113,107,451         83,714,198
                                                                         -----------------  -----------------

Property and equipment:
    Leasehold improvements                                                     44,166,289         40,226,726
    Fixtures and equipment                                                     29,458,664         24,884,217
    Building                                                                            -          6,200,950
    Land                                                                                -            632,806
    Construction in progress                                                    1,119,718            556,663
                                                                         -----------------  -----------------
                                                                               74,744,671         72,501,362
    Less accumulated depreciation and amortization                             35,192,240         32,535,305
                                                                         -----------------  -----------------
Net property and equipment                                                     39,552,431         39,966,057

Investment in affiliated company                                                        -         11,025,345
Goodwill and other intangible assets                                            2,113,340          2,190,766
Deferred tax asset                                                              4,817,000                  -
Other assets                                                                    2,289,931          5,894,374
                                                                         -----------------  -----------------
Total assets                                                           $      161,880,153 $      142,790,740
                                                                         -----------------  -----------------
                                                                         -----------------  -----------------


Liabilities and Stockholders' Equity

Current liabilities:
    Revolving credit facility                                          $          139,973 $                -
    Current portion of long-term debt                                              99,996          2,400,396
    Accounts payable                                                          109,074,803         83,713,983
    Accrued expenses                                                           15,921,501         14,545,119
    Due to affiliate                                                            1,451,740                  -
    Income taxes payable                                                          587,403            782,988
                                                                         -----------------  -----------------
Total current liabilities                                                     127,275,416        101,442,486
                                                                         -----------------  -----------------

Long-term liabilities:
    Notes payable                                                                  33,352         10,541,149
    Deferred rent                                                               2,331,173          2,408,579
                                                                         -----------------  -----------------
Total liabilities                                                             129,639,941        114,392,214
                                                                         -----------------  -----------------

Stockholders' equity
    Preferred stock - authorized 25,000,000 shares; $.01 par value;
        no shares issued and outstanding at October 31, 1998                            -                  -
    Common stock - authorized 100,000,000 shares; $.01 par value;
       20,169,200 shares issued and outstanding at October 31, 1998               201,692                  -
    Common stock:
       Class A - authorized 5,000 shares; $.10 par value;
           1,900 shares issued and outstanding at January 31, 1998                      -                190
       Class B - authorized 25,000 shares; $.10 par value;
           21,000 shares issued and outstanding at January 31, 1998                     -              2,100
    Partners' capital of EB Services Company LLP at January 31, 1998                    -              1,000
    Additional paid-in capital                                                 31,541,428          7,584,365
    Cumulative translation adjustment                                            (814,171)        (1,023,493)
    Retained earnings                                                           1,311,263         21,834,364
                                                                         -----------------  -----------------

Total stockholders' equity                                                     32,240,212         28,398,526
                                                                         -----------------  -----------------

Total liabilities and stockholders' equity                             $      161,880,153 $      142,790,740
                                                                         -----------------  -----------------
                                                                         -----------------  -----------------


See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                          Thirteen weeks ended      Thirty-nine weeks ended
                                                                        --------------------------  -------------------------
                                                                        October 31,   November 1,   October 31,  November 1,
                                                                           1998          1997          1998         1997
                                                                        ------------  ------------  -----------  ------------



Net sales                                                             $ 110,664,405   $  93,699,745   $ 319,324,290  $ 250,281,685
Management fees                                                             635,326         538,532       1,736,871      1,526,016
                                                                        ------------    ------------    -----------    ------------
Total revenues                                                        $ 111,299,731   $  94,238,277   $ 321,061,161  $ 251,807,701
                                                                        ------------    ------------    -----------    ------------

Costs and expenses:
    Costs of merchandise sold, including freight                         83,627,904      70,059,827     239,051,971    186,307,898
    Selling, general and administrative                                  22,657,291      21,691,222      68,987,520     58,913,348
    Depreciation and amortization                                         2,495,421       1,846,830       7,154,509      5,587,557
                                                                        ------------    ------------    -----------    ------------

Operating income                                                          2,519,115         640,398       5,867,161        998,898
Equity in loss of affiliates                                                      -         (80,287)       (160,575)      (240,862)
Interest (income) expense, net                                             (148,587)        342,591         659,993      1,032,580
Preacquisition loss of subsidiaries                                               -         358,093              -         628,557
                                                                        ------------    ------------    -----------    ------------

Income before income taxes                                                2,667,702         575,613       5,046,593        354,013
Income tax expense                                                        1,045,536          62,175       1,236,242         88,975
                                                                        ------------    ------------    -----------    ------------

Net income                                                            $   1,622,166   $     513,438    $  3,810,351  $     265,038
                                                                        ------------    ------------    -----------    ------------
                                                                        ------------    ------------    -----------    ------------
Net income per share - basic and diluted                              $        0.08
                                                                        ------------
                                                                        ------------

Weighted average shares outstanding - basic and diluted                  20,169,200
                                                                        ------------
                                                                        ------------

Pro Forma Data:

Pro forma operating income                                                            $     640,398    $  5,670,510  $     998,898

Pro forma income before income tax expense                                                  655,900       5,010,517        594,875
Pro forma income tax expense                                                                269,575       1,963,919        244,493
                                                                                        ------------    -----------    ------------

Pro forma net income                                                                  $     386,325    $  3,046,598  $     350,382
                                                                                        ------------    -----------    ------------
                                                                                        ------------    -----------    ------------
Pro forma net income per share - basic and diluted                                    $        0.02   $        0.18  $        0.02
                                                                                        ------------    -----------    ------------
                                                                                        ------------    -----------    ------------


Pro forma weighted average shares outstanding - basic and diluted                        15,794,200      17,316,636     15,794,200
                                                                                        ------------    -----------    ------------
                                                                                        ------------    -----------    ------------


See accompanying notes to consolidated financial statements.

                        ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                       Thirty-nine weeks ended
                                                                 -------------------------------------
                                                                   October 31,         November 1,
                                                                       1998               1997
                                                                 -----------------  ------------------
Cash flows from operating activities:
    Net income                                                 $        3,810,351 $           265,038
    Adjustments to reconcile net income to cash used
       in operating activities:
          Depreciation of property and equipment                        6,855,834           5,545,068
          Amortization of other assets                                    298,675              42,489
          Loss on disposal of property and equipment                      198,704             292,119
          Equity in loss of affiliates                                    160,575             240,862
          Loss on investment in affiliated companies                            -             392,642
          Changes in assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                                    (3,234,212)         (4,252,275)
                Due from affiliates                                     2,446,768          (1,405,679)
                Merchandise inventories                               (39,998,437)        (27,004,500)
                Prepaid expenses                                       (1,848,638)           (322,045)
                Other long-term assets                                   (664,034)           (483,615)
             (Decrease) increase in:
                Accounts payable                                       25,360,823          21,046,877
                Accrued expenses                                        1,408,766          (2,311,018)
                Due to affiliate                                       (7,855,957)            204,324
                Income taxes payable                                     (195,585)           (474,783)
                Deferred rent                                             (77,406)           (521,179)
                                                                 -----------------  ------------------
Net cash used in operating activities                                 (13,333,773)         (8,745,675)
                                                                 -----------------  ------------------
Cash flows used in investing activities:
    Purchases of property and equipment                               (13,561,834)        (15,610,410)
    Proceeds from disposition of assets                                   130,692              12,455
    Net cash from business acquired                                             -           2,286,023
    Purchase of investment securities in affiliate                              -            (822,406)
                                                                 -----------------  ------------------
Net cash used in investing activities                                 (13,431,142)        (14,134,338)
                                                                 -----------------  ------------------
Cash flows from financing activities:
    Distributions                                                     (19,950,573)         (4,500,000)
    Net proceeds under revolving credit facility                          139,973           8,250,000
    Repayment of long-term debt                                       (12,871,595)        (20,074,997)
    Proceeds from equity offering                                      54,962,500                   -
    Net cash retained by predecessor company                          (12,375,535)                  -
                                                                 -----------------  ------------------
Net cash provided by (used in) financing activities                     9,904,770         (16,324,997)
                                                                 -----------------  ------------------

Effects of exchange rates on cash                                         307,278             (86,337)

Net decrease in cash and cash equivalents                             (16,552,867)        (39,291,347)
Cash and cash equivalents, beginning of period                         20,639,610          44,727,846
                                                                 -----------------  ------------------
Cash and cash equivalents, end of period                       $        4,086,743 $         5,436,499
                                                                 -----------------  ------------------
                                                                 -----------------  ------------------


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

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated and combined financial statements and notes thereto for the period ended May 2, 1998 (unaudited) and January 31, 1998 (audited) contained in the Company's Registration Statement on Form S-1 (Registration No. 333-48523) as filed with the Securities and Exchange Commission. Operating results for the thirteen and thirty-nine week periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.

    The pro forma data presented in the unaudited consolidated statements of income is included in order to illustrate the effect of the reorganization transactions described in the Company's registration statement as if such transactions occurred as of the beginning of each fiscal period as they relate to the pro forma statements of income for the thirty-nine weeks ended October 31, 1998 and the thirteen and thirty-nine weeks ended November 1, 1997. Immediately prior to the initial public offering, a series of reorganization transactions occurred in which the Company acquired substantially all of the assets and liabilities of its predecessors and The Electronics Boutique, Inc., a predecessor company, retained certain assets. The pro forma information is based on the historical financial statements of The Electronics Boutique Group ("EB"). In the opinion of management, all adjustments have been made that are necessary to present fairly the pro forma data.

(2)   Earnings Per Share

    In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FASB 128") which replaced the primary and fully diluted earnings per share measures with basic and diluted earnings per share. Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options, warrants, and preferred stock. Pro forma earnings per share amounts for all relevant periods have been presented. For the periods presented, the diluted earnings per share amounts are the same as the basic earnings per share amounts.

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

(4)   Equity Offering

    In July 1998, the Company completed its reorganization and an initial public offering of 5,000,000 shares of its common stock. Of the 5,000,000 shares sold, 4,375,000 shares were for the account of the Company and 625,000 were for the account of the selling shareholder. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated expenses were $54,962,500. The net proceeds were recorded as an increase to additional paid in capital and common stock. The proceeds were used, in part, to retire debt under the Company's revolving credit facility and to repay an outstanding demand note to the Company's Chairman.

(5)   Debt

    The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50,000,000. There was $140,000 in outstanding borrowings under this facility at October 31, 1998.


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

                                                   Thirteen weeks ended       Thirty-nine weeks ended
                                                --------------------------------------------------------
                                                 October 31,   November 1,   October 31,    November 1,
                                                       1998          1997           1998           1997
                                                -------------  ------------  ------------   ------------
Net income                                      $1,622,166     $ 513,438     $3,810,351     $  265,038
Foreign currency translation adjustment             89,095       (44,992)       209,322       (439,187)
                                                -------------  ------------  ------------   ------------
Comprehensive income (loss)                     $1,711,261     $ 468,446     $4,019,673     $ (174,149)
                                                -------------  ------------  ------------   ------------
                                                -------------  ------------  ------------   ------------

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company believes that it is among the world's largest specialty retailers of electronic games. The Company's primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of October 31, 1998, the Company operated a total of 500 stores in 43 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. As of such date, the Company also provided management services for Electronics Boutique plc., which operated 155 stores and 17 department store-based concessions in the United Kingdom and Ireland. As of October 31, 1998, the Company also managed 33 mall-based WaldenSoftware stores for Borders Group, Inc. The Company is a holding company and does not have any significant assets or liabilities, other than all of the outstanding capital stock of its subsidiaries.

Results of operations

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                                       Thirteen weeks ended          Thirty-nine weeks ended
                                                       --------------------          -----------------------
                                                     October 31,     November 1,     October 31,     November 1,
                                                        1998            1997            1998            1997
                                                     -------         -------         -------         -------
Net sales                                                99.4%           99.4%           99.5%           99.4%
Management fees                                           0.6             0.6             0.5             0.6
                                                     ---------       ---------       ---------       ---------
Total revenues                                          100.0           100.0           100.0           100.0
Cost of goods sold                                       75.1            74.3            74.5            74.0
Gross profit                                             24.9            25.7            25.5            26.0
Operating expenses                                       20.4            23.0            21.5            23.4
Depreciation and amortization                             2.2             2.0             2.2             2.2
                                                     ---------       ---------       ---------       ---------
Income from operations                                    2.3             0.7             1.8             0.4
Equity in loss of affiliates                              0.0            (0.1)           (0.0)           (0.1)
Interest (income) expense, net                           (0.1)            0.4             0.2             0.4
Preacquisition loss of subsidiaries                       0.0             0.4             0.0             0.2
                                                     ---------       ---------       ---------       ---------
Income before income tax expense                          2.4             0.6             1.6             0.1
Income tax expense                                        0.9             0.1             0.4             0.0
                                                     ---------       ---------       ---------       ---------
Net income                                                1.5%            0.5%            1.2%            0.1%
                                                     ---------       ---------       ---------       ---------
                                                     ---------       ---------       ---------       ---------

Thirteen weeks ended October 31, 1998 compared to Thirteen weeks ended November 1, 1997

    Net sales increased by 18.1% from $93.7 million in the thirteen weeks ended November 1, 1997 to $110.7 million in the thirteen weeks ended October 31, 1998. The increase in net sales was primarily attributable to a 6.7% increase in comparable store sales, which resulted in a $6.1 million increase in net sales, and the additional sales volume attributable to 61 net new stores opened subsequent to the third quarter of 1997. The increase in comparable store sales was primarily attributable to increases in video game and PC entertainment software sales as well as continued strong demand for PC accessory products. There was no one specific hit video game title during the current quarter, while in last year's quarter, one video game title, Final Fantasy VII, alone generated revenues of $5.9 million (5.3% of quarterly revenues). The growth in net sales, therefore, reflects a general increased demand for video game and PC entertainment software, which was complimented by a steady stream of well-received new titles.

    Management fees increased from $0.5 million in the thirteen weeks ended November 1, 1997 to $0.6 million in the thirteen weeks ended October 31, 1998. The increase was primarily attributable to increased fees earned under the management agreement with Electronics Boutique plc., which were partially offset by lower fees earned under the consulting agreement with Borders Group, Inc.

    Cost of goods sold increased by 19.4% from $70.1 million in the thirteen weeks ended November 1, 1997 to $83.6 million in the thirteen weeks ended October 31, 1998. As a percentage of net sales, cost of goods sold increased from 74.8% in the thirteen weeks ended November 1, 1997 to 75.6% in the thirteen weeks ended October 31, 1998. The increase in cost of goods sold as a percentage of net sales was primarily attributable to an increase in freight expenses. This increase is the result of three factors. First, the Company's decision to expedite a larger percentage of new-release products to stores compared to last year. Second, an increase in the number of units shipped to stores as a result of a lower average cost per unit. Third, the early build-up at stores of substantial quantities of products that will be needed during the fourth quarter. It is expected that the early shipment of this product will allow store associates to spend more time in the fourth quarter servicing customers instead of unpacking boxes of product.

    Selling, general and administrative expense increased by 4.4% from $21.7 million in the thirteen weeks ended November 1, 1997 to $22.7 million in the thirteen weeks ended October 31, 1998. As a percentage of total revenues, selling, general and administrative expense decreased from 23.0% in 1997 to 20.4% in 1998. The $1.0 million increase was attributable to the increase in the Company's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses, which was partially offset by an increase in promotional and marketing reimbursements, including more than $0.8 million in website advertising income. In addition, last year's results included an unusual charge of $1.0 million relating to a Canadian joint-venture prior to the Company's acquisition of its partner's remaining fifty percent interest. The decrease in selling, general and administrative expense as a percentage of total revenues was primarily attributable to an increase in net sales and the impact of the above factors on operating expenses.

    Depreciation and amortization expense increased by 35.1% from $1.8 million in the thirteen weeks ended November 1, 1997 to $2.5 million in the thirteen weeks ended October 31, 1998. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings.

    Operating income increased by $1.9 million from $0.6 million in the thirteen weeks ended November 1, 1997 to $2.5 million in the thirteen weeks ended October 31, 1998. As a percentage of total revenues, operating income increased from 0.7% in 1997 to 2.3% in 1998, as the increase in cost of goods sold as a percentage of total revenues was more than offset by the decline in operating expenses as a percentage of total revenues.

    Interest (income) expense, net, changed from an expense of $0.3 million in the thirteen weeks ended November 1, 1997 to income of $0.1 million in the thirteen weeks ended October 31, 1998. The change was primarily attributable to the repayment of the Company's debt with the proceeds of the initial public offering and the interest income from investing the excess cash in marketable securities.

    As a result of all the above factors, the Company's income before income taxes increased by 363% from $0.6 million in the thirteen weeks ended November 1, 1997 to $2.7 million in the thirteen weeks ended October 31, 1998.

Thirty-nine weeks ended October 31, 1998 compared to Thirty-nine weeks ended November 1, 1997

    Net sales increased by 27.6% from $250.3 million in the thirty-nine weeks ended November 1, 1997 to $319.3 million in the thirty-nine weeks ended October 31, 1998. The increase in net sales was primarily attributable to a 13.7% increase in comparable store sales, which resulted in a $33.6 million increase in net sales, and the additional sales volume attributable to new stores opened subsequent to the third quarter of 1997. The increase in comparable store sales was primarily attributable to increases in video game and PC entertainment software sales and continued strong demand for PC accessories such as 3-D accelerator cards.

    Management fees increased from $1.5 million in the thirty-nine weeks ended November 1, 1997 to $1.7 million in the thirty-nine weeks ended October 31, 1998. The increase was primarily attributable to increased fees earned under the management agreement with Electronics Boutique plc., which were partially offset by lower fees earned under the consulting agreement with Borders Group, Inc.

    Cost of goods sold increased by 28.3% from $186.3 million in the thirty-nine weeks ended November 1, 1997 to $239.1 million in the thirty-nine weeks ended October 31, 1998. As a percentage of net sales, cost of goods sold increased from 74.4% in the thirty-nine weeks ended November 1, 1997 to 74.9% in the thirty-nine weeks ended October 31, 1998. The increase in cost of goods sold as a percentage of net sales was primarily attributable to an increase in freight expenses. This increase is the result of several factors. The Company switched its primary freight carrier and reorganized its third-party distribution framework for improved service and merchandise availability at its stores. There was an increase in the overall number of units shipped to stores as a result of a lower average cost per unit. And, in the third quarter, the Company decided to expedite a larger percentage of new-release products to stores and to build-up in the stores substantial quantities of products that will be needed during the fourth quarter. It is expected that the early shipment of this product will allow store associates to spend more time during the fourth quarter servicing customers instead of unpacking boxes of product.

    Selling, general and administrative expense increased by 17.1% from $58.9 million in the thirty-nine weeks ended November 1, 1997 to $69.0 million in the thirty-nine weeks ended October 31, 1998. As a percentage of total revenues, selling, general and administrative expense decreased from 23.4% in 1997 to 21.5% in 1998. The $10.1 million increase was primarily attributable to the increase in the Company's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses, partially offset by an increase in promotional and marketing reimbursements. In addition, last year's results included an unusual charge of $1.0 million relating to a Canadian joint-venture prior to the Company's acquisition of its partner's fifty percent interest. The decrease in selling, general and administrative expense as a percentage of total revenues was primarily attributable to an increase in net sales which offset the impact of the above factors on operating expenses.

    Depreciation and amortization expense increased by 28.0% from $5.6 million in the thirty-nine weeks ended November 1, 1997 to $7.2 million in the thirty-nine weeks ended October 31, 1998. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings.

    Operating income increased by 487% from $1.0 million in the thirty-nine weeks ended November 1, 1997 to $5.9 million in the thirty-nine weeks ended October 31, 1998. As a percentage of total revenues, operating income increased from 0.4% in 1997 to 1.8% in 1998, as the increase in cost of goods sold as a percentage of total revenues was more than offset by the decline in operating expenses as a percentage of total revenues.

    Interest expense, net, decreased by 36.1% from $1.0 million in the thirty-nine weeks ended November 1, 1997 to $0.7 million in the thirty-nine weeks ended October 31, 1998. The decrease was primarily attributable to the repayment of the Company's debt with the proceeds of the initial public offering and the interest income from investing the excess cash in marketable securities during the third quarter of this year.

    As a result of all the above factors, the Company's income before income taxes improved by $4.7 million from $0.4 million in the thirty-nine weeks ended November 1, 1997 to $5.1 million in the thirty-nine weeks ended October 31, 1998.

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

Liquidity and capital resources

    The Company has historically financed its operations through a combination of cash generated from operations and bank debt. In addition, on July 29, 1998, the Company completed an initial public offering of 5,000,000 shares of its common stock. Of the 5,000,000 shares sold, 4,375,000 shares were for the account of the Company and 625,000 shares were for the account of the selling shareholder. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $55.0 million, which was used to repay $25.7 million under the Company's revolving credit agreement, a $7.0 million demand note due to the Company's Chairman, James J. Kim, $7.9 million owed by the Company to EB, $3.2 million to terminate an outstanding bank term loan and for working capital purposes. In addition, a predecessor to the Company retained assets worth $31.0 million in connection with the reorganization of the Company prior to the completion of its initial public offering.

    The Company's working capital deficit decreased from $17.7 million at January 31, 1998 to $14.2 million at October 31, 1998. At October 31, 1998 the Company had $140,000 of borrowings under its revolving credit facility.

    The Company used $13.3 million in cash from operations in the thirty-nine week period ended October 31, 1998 and used $8.7 million of cash from operations during the thirty-nine weeks ended November 1, 1997. The $13.3 million of cash used in operations in 1998 was primarily the result of an increase of $14.6 million in the Company's net investment in merchandise inventories net of accounts payable, a $5.4 million decrease in net affiliate liabilities and receivables, a $3.2 million increase in accounts receivable, and a $1.8 million increase in prepaid expenses, partially offset by $11.3 million of net income and non-cash charges to net income. The $8.7 million of cash used in operations in 1997 was primarily the result of an increase of $6.0 million in the Company's net investment in merchandise inventories net of accounts payable, a $4.3 million increase in accounts receivable, a decrease of $2.3 million in accrued expenses, a $1.2 million increase in net affiliate liabilities and receivables, partially offset by $6.8 million of net income and non-cash charges to net income.

    The Company made capital expenditures of $13.6 million in the thirty-nine weeks ended October 31, 1998, primarily to open new stores, to remodel existing stores and for leasehold improvements at the Company's headquarters and primary distribution center. The Company expects to make approximately $21.1 million of capital expenditures in 1998. A predecessor to the Company made capital expenditures of $15.6 million in the thirty-nine weeks ended November 1,1997 primarily for opening new stores, to remodel existing stores and to purchase the its West Chester, Pennsylvania distribution center which was previously leased by the predecessor to the Company.

    The Company believes that cash generated from its operating activities and available bank borrowings, will be sufficient to fund its operations and store expansion programs for the next year.

Impact of inflation

    The Company does not believe that inflation has had a material effect on its net sales or results of operations.

Recent accounting pronouncements

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas and major customers. The Company will adopt the disclosure prescribed by SFAS 131 in its 1999 Annual Report as required.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of costs associated with those plans. It standardizes the disclosure requirements, eliminates unnecessary disclosures and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 supersedes the disclosure requirements of Statement of Financial Accounting Standards ("SFAS ") No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As the Company has no pension nor postretirement benefit plans, it does not believe the statement will have a significant impact on the financial statements.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company intends to adopt this statement in its 2000 Annual Report as required. The adoption of SOP 98-1 will not have a material impact on the Company's results from operations or financial condition.

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

Year 2000

    The Company uses a significant number of computer software programs and computer chip controlled devices in its operations, including applications used in inventory management, distribution, financial business systems and various administrative functions. To the extent that these software applications or devices contain source code that is unable to interpret appropriately the upcoming calendar year 2000 ("Y2K" issue), the Company may experience varying levels of system failure or miscalculations. Therefore, some level of modification or even possible replacement of such source code, applications or devices will be necessary.

    In recognizing this issue, the Company is currently modifying or upgrading its computer software programs and operating systems to make them Y2K compliant. The Company has employed both internal and external resources to reprogram or replace and test these modifications for Y2K compliance. To date, the primary order processing and inventory management systems operating on the Company's AS400 computer have successfully been modified and tested. In addition, all non-compliant third-party software operating in the AS400 environment has been identified and scheduled for required upgrade or replacement. Included in this group are EDI applications that the Company expects will be Y2K compliant by the end of January 1999. Certain financial applications that are non-compliant are being replaced in an accelerated manner. It is expected that these applications will be implemented in the second quarter of 1999. An inventory of other PC and LAN hardware and software applications, including store point-of-sale systems, has been completed and evaluated for possible Y2K impact. It is expected that modification, replacement and testing of these, where required, will be completed by the end of July 1999.

    The Company has begun an assessment of the Y2K status of its various business partners, including vendors and service providers, and intends to work with them in determining and mitigating common Y2K concerns. The Company will evaluate the risks of non-compliance associated with its business partners on its ability to conduct operations or obtain products and services and develop contingency plans for these risks. In addition, the Company recognizes the potential for Y2K issues in areas not directly related to its computer systems, such as telephone and communications systems, utilities, alarm systems, water, distribution and transportation services. The Company is currently developing remediation and contingency plans as appropriate to address these issues.

    The Company generally believes that its vendors who supply products to the Company for resale are responsible for the Y2K functionality of those products. However, should product failures occur, the Company may be required to address the administrative aspects of those failures such as handling product returns or coordinating repairs.

    The Company expects that the aggregate cost of identification, assessment, remediation, replacement, and testing efforts related to the Y2K compliance issue will not exceed $800,000 and that these expenditures will be funded from operating cash flows. As of October 31, 1998, the Company had incurred costs of approximately $420,000 related to the Y2K issue, including analysis, remediation, repair, or replacement of existing software, and upgrades to existing software which have been expensed as incurred. The Company's estimates of the costs of achieving Y2K compliance and the dates by which Y2K compliance will be completed are based on management's best estimate and include assumptions as to the availability of technical skills of Company associates and independent contractors, timely compliance by its business partners, and other factors.

    The Company has not yet completed its analysis of the operational problems and costs that may likely result from the failure of the Company to properly assess and correct all Y2K issues on a timely basis. Therefore, the Company has not developed a contingency plan for dealing with the most likely worst case scenarios that could occur. The Company intends to complete its analysis and contingency planning by December 31, 1999.

Safe harbor provisions under the private securities litigation reform act of
1995

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are not limited to historical or current facts and deal with potential future circumstances and developments. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks include, but are not limited to, the Company's dependence on the continued introduction of new and enhanced video games and PC hardware and software; the cyclical nature of the video game market; the rapid technological changes which occur in the video game and PC industry; the Company's ability to open and operate new stores on a profitable basis; the intensely competitive nature of the electronic game industry and its rapid changes in consumer preferences and frequent new product introductions; the seasonal nature of the retail industry; the Company's dependence on its suppliers for products; risks associated with the Year 2000 issue; risks inherent to conducting international operations; and consumer spending patterns and prevailing economic conditions. Please refer to the Company's registration statement on Form S-1 (Reg. No. 333-48523) on file with the SEC for a more detailed discussion of these and other factors that could cause results to differ materially.

Part II. Other Information

Item 1.  Legal Proceedings

    The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. In the opinion of management, no pending proceedings will have a material adverse effect on the Company's results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

    The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-48523) for the sale of Common Stock in the Company's initial public offering (the "Offering"). The effective date of the Registration Statement was July 23, 1998. The Offering resulted in gross proceeds of $61,250,000 to the Company.

    The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

         Underwriting Discounts and Commissions               $4,287,500
         Other Expenses                                        2,000,000
                                                              -----------
         Total Expenses                                       $6,287,500

    All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

    The Company used its net proceeds of the Offering ($54,962,500 after deducting total expenses set forth above) for the following purposes:

         Repayment of outstanding bank indebtedness           $25,674,536
         Repayment of demand note                               7,000,000
         Repayment of due to affiliate                          7,855,957
         Repayment of bank term loan                            3,199,600
         Working capital                                       11,232,407
                                                              ------------
         Total                                                $54,962,500

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

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  11.1     Statement regarding computation of per share earnings

                  27.1     Financial Data Schedule

         b.       Reports on Form 8-K
                  Current Report on Form 8-K dated September 28, 1998, as filed with the Securities and Exchange Commission regarding the Company's decision to increase the size of its Board of Directors and appoint Stanley Steinberg as a director of the Company.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Electronics Boutique Holdings Corp.
                               (Registrant)

Date:    December 11, 1998     By:  /s/ Joseph J. Firestone
                                    -----------------------
                                    Joseph J. Firestone
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date:    December 11, 1998     By:  /s/ John R. Panichello
                                    ----------------------
                                    John R. Panichello
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
No.               Description
-------           -----------
11.1     Statement Regarding Computation of Per Share Earnings

27.1     Financial Data Schedule