Form 10-K
period 1999-01-30
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 1999-04-29
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM __________ TO__________


                        COMMISSION FILE NUMBER: 000-24603
                                                ---------

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                              51-0379406
   -----------------------------------------------------------------------
   (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NUMBER)

                           931 SOUTH MATLACK STREET

     WEST CHESTER, PENNSYLVANIA                                19382
     ----------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610/430-8100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:       None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]          NO  [  ]

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES, BASED UPON THE CLOSING SALE PRICE AS REPORTED ON THE NASDAQ NATIONAL MARKET ON APRIL 1, 1999, WAS APPROXIMATELY $282,368,800.

AT APRIL 1, 1999, THERE WERE 20,169,200 SHARES OF COMMON STOCK OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999
                                     INDEX
                                     -----

PART I                                                                                                PAGE
                                                                                                      ----
Item 1 -           Business                                                                              1
Item 1A -          Executive Officers of the Company                                                    13
Item 2 -           Properties                                                                           14
Item 3 -           Legal Proceedings                                                                    14
Item 4 -           Submission of Matters to a Vote of Security Holders                                  14

PART II
Item 5 -           Market for the Registrant's Common Equity and Related Stockholder
                   Matters                                                                              15
Item 6 -           Selected Financial Data                                                              16
Item 7 -           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                18
Item 7A -          Quantitative and Qualitative Disclosures About Market Risk                           24
Item 8 -           Consolidated Financial Statements                                                    25
Item 9 -           Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure                                                                 42

PART III
Items 10- 13 -     Directors and Executive Officers of the Company                                      42

PART IV
Item 14 -          Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                                                        42

SIGNATURES                                                                                              43

                                     PART I

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "INTEND," "PREDICT," "BELIEVE," AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF AND SUBJECT TO THE SAFE HARBOR CREATED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT ON FORM 10-K AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (I) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; AND (II) THE COMPANY'S BUSINESS AND GROWTH STRATEGIES. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH IN ITEM 1. "BUSINESS - RISK FACTORS".

ITEM 1.   BUSINESS

GENERAL

    Electronics Boutique Holdings Corp. (the "Company") believes that it is among the world's largest specialty retailers of electronic games. The Company's primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software, PC accessories and interactive toys. As of January 30, 1999, the Company operated 528 stores in 44 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. The Company also operated a commercial website under the URL address of EBWORLD.COM. As of such date, the Company provided management services for Electronics Boutique Plc. ("EB-UK"), which operated 159 stores and 17 department store-based concessions in the United Kingdom and Ireland. As of January 30, 1999, the Company also managed 29 mall-based WaldenSoftware stores for Borders Group, Inc. The Company's stores are primarily located in high traffic areas in regional shopping malls and average 1,200 square feet in size.

    The Company's core customer is the electronic game enthusiast who demands immediate access to new title releases and who generally purchases more video game titles and PC entertainment software than the average electronic game consumer. The Company believes that it attracts the core game enthusiast due to the Company's: (i) specialty store focus on the electronic game category; (ii) ability to stock sought-after new releases on its stores' shelves immediately after release by publishers; (iii) breadth of product selection; and (iv) knowledgeable sales associates, who are often game enthusiasts themselves and who have extensive knowledge of game titles and features. The Company places significant emphasis on offering its customers immediate access to new releases and has designed its product merchandising strategy and distribution systems to facilitate such access. The Company introduces, on average, 20 new game titles in its stores per week. The Company believes that this FIRST TO MARKET strategy establishes its stores as the logical destination of choice for electronic game enthusiasts. The Company's strict inventory management system enables it to (i) maintain over 2,600 active SKUs, (ii) replenish its large and geographically dispersed store base on a daily basis, and (iii) minimize mark-downs as titles mature. The Company supports its product offerings with a strong commitment to customer service, which the Company believes distinguishes it from its competitors. All sales associates receive extensive training on video game and PC entertainment software products, system requirements and selling techniques.

RISK FACTORS

    DEPENDENCE ON NEW PRODUCT INTRODUCTIONS. The Company is highly dependent upon the continued introduction of new and enhanced video game and PC hardware and software. The failure of manufacturers to introduce new or enhanced video game systems, a decline in the continued technological development and use of multimedia PCs or the failure of software publishers to develop popular game and entertainment titles for current or future generation game systems or PCs could have a material adverse effect on the Company's results of operations and financial condition.

    VIDEO GAME SYSTEMS AND SOFTWARE PRODUCT CYCLES. The video game market has historically been cyclical in nature. Following the introduction of new generation systems, sales of new generation hardware and related titles steadily increase, while sales of prior generation hardware and related titles steadily decrease. New generation systems historically have been introduced every four to five years. Sales of prior generation hardware systems historically have peaked in the year of introduction of next generation systems, and sales of prior generation titles historically have peaked in the following year. The failure of the industry's leading video game systems manufacturers to introduce next generation systems, or significant enhancements to existing systems, could lead to a significant decrease in sales of hardware systems and related titles by the Company. Any such decrease could have a material adverse effect on the Company's results of operations and financial condition. See "Business--Products."

    TECHNOLOGICAL OBSOLESCENCE. The video game and PC industry is subject to rapid technological changes. The failure of the Company to respond quickly to such technological changes and to assess accurately their influence on customer preferences could have a material adverse effect on the Company's results of operations and financial condition. In addition, technological advances, such as the ready availability of games and other entertainment software on the Internet and the ability to down-load such games onto PCs for repeated use, could make the retail sale of video games and PC entertainment software obsolete. Further developments in these technologies or other technologies which expand the ability to access software through other sources could have a material adverse effect on the Company's results of operations and financial condition.

    NEW STORE OPENINGS. The Company's continued growth will depend, in part, on its ability to open and operate new stores on a profitable basis. The Company currently intends to open approximately 100 new stores in the current fiscal year. The Company's ability to open new stores on a timely and profitable basis is subject to various contingencies, some of which are beyond the Company's control. These contingencies include the Company's ability to locate suitable store sites, negotiate acceptable lease terms, build-out or refurbish sites on a timely and cost-effective basis, hire, train and retain skilled associates, obtain adequate capital resources and successfully integrate new stores into existing operations. In addition, the management services agreement between the Company and EB-UK (the "UK Services Agreement") significantly restricts the Company's ability to open stores in Europe. See "Business--Management Services." There can be no assurance that the Company will be able to achieve its planned expansion or that its new stores will achieve levels of sales and profitability comparable to the Company's existing stores. Failure of the Company to achieve its planned expansion on a profitable basis could have a material adverse effect on the Company's results of operations and financial condition. See "Business--Retail Operations."

    COMPETITION. The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. The Company competes with other video game and PC software specialty stores located in malls and other locations, as well as with mass merchants, toy retail chains, mail-order businesses, catalogs, direct sales by software publishers, online retailers, and office supply, computer product and consumer electronics superstores. Increased competition may lead to reduced profit margins on video games and PC entertainment software, which could have a material adverse effect on the Company's results of operations and financial condition. In addition, video games are available for rental from many video stores. Further, there can be no assurance that other methods of distribution will not emerge in the future which would result in increased competition for the Company. Many of the Company's competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than the Company. The Company also competes with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. The Company's failure to compete effectively or a decrease in the popularity of video games and PC entertainment software would have a material adverse effect on the Company's results of operations and financial condition. See "Business--Competition."

    In addition, the Company's ability to retain its existing customers and attract new customers depends on numerous factors, some of which are beyond the Company's control. These factors include: (i) the continued introduction of new and enhanced video game and PC hardware and software; (ii) the availability and timeliness of new product releases at the Company's stores; and (iii) the Company's reputation in the industry.

    SEASONALITY AND QUARTERLY RESULTS. The Company's business is affected by the seasonal patterns common to most retailers. Historically, its highest net sales, management fees and net income have been generated during the fourth quarter, which includes the holiday selling season. During the year ended January 30, 1999 ("fiscal 1999"), approximately 44% of the Company's total revenues and approximately 82% of the Company's operating income were generated during the fourth quarter. Accordingly, any adverse trend in net sales for such period could have a material adverse effect on the Company's results of operations for the quarter as well as for the entire year. In addition, the Company's results of operations may fluctuate from quarter to quarter depending upon, among other things, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in the Company's merchandise mix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Results."

    DEPENDENCE ON SUPPLIERS. The Company purchases a significant amount of products from Sony Computer Entertainment ("Sony"), Nintendo of America ("Nintendo") and Electronic Arts, Inc. ("Electronics Arts") and often receives quantities of certain products disproportionate to its market share from these suppliers upon initial release. During fiscal 1999, products purchased from Sony, Nintendo and Electronic Arts accounted for 11.0%, 10.8% and 9.3%, respectively, of the Company's net sales. The Company believes that the loss of any of these companies as a supplier could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Company's financial performance is in large part dependent upon the business terms it obtains from its suppliers, including unit prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. If the Company is unable to maintain favorable business terms with its suppliers, its results of operations and financial condition could be materially adversely affected.

    During fiscal 1999, approximately 36% of the Company's product purchases were from domestic distributors of products manufactured overseas, primarily in Asia. To the extent that the Company's distributors rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could have a material adverse effect on the Company's results of operations and financial condition. In addition, during the past two years, certain Asian currencies have devalued significantly in relation to the U.S. dollar and financial markets in Asia have experienced significant turmoil. There can be no assurance that the Company's ability to purchase from domestic distributors products manufactured in Asia would not be materially adversely affected by such developments. Trade restrictions in the form of tariffs or quotas, or both, applicable to such products could also affect the importation of such products generally and could increase the cost and reduce the supply of such products available to the Company.

    RISKS OF INTERNATIONAL RETAIL OPERATIONS. The Company has retail operations in various foreign countries, including Canada, South Korea and Australia, and intends to pursue opportunities that may arise in these and other countries. Net sales in these foreign countries represented 9.3% of the Company's net sales in fiscal 1999. The Company is subject to the risks inherent in conducting business across national boundaries, including currency exchange rate fluctuations, currency devaluations, international incidents, military outbreaks, economic downturns, government instability, nationalization of foreign assets, government protectionism and changes in governmental policy, any of which could adversely affect the Company's business in one or more of its international markets. Since most of the Company's operations are domestic, the Company does not believe that currency exchange rate fluctuations would have a material adverse effect on the Company's results of operations and financial condition and, accordingly, does not hedge its risk in this area. The Company intends to monitor its exposure to currency exchange rate fluctuations as it expands its international presence and to reevaluate its hedging strategies as appropriate.

    LEASE EXPIRATIONS AND TERMINATIONS. As of January 30, 1999, 83 of the Company's stores (15.7% of all stores) were operated under leases with terms that expire in less than one year. Prior to the Company's initial public offering, all of the leases of The Electronics Boutique, Inc. ("EB") were assigned to the Company. Substantially all of the leases either required the landlord's prior consent to assign or permitted assignment upon satisfaction of certain conditions. EB did not solicit and the Company does not intend to solicit landlord consents for the assignment of the leases; accordingly, affected landlords could seek to terminate their leases. There can be no assurance that the Company will be able to maintain its existing store locations as leases expire or are terminated by landlords or that the Company will be able to locate suitable alternative sites on acceptable terms. The Company's failure to maintain existing store locations or to locate alternative sites could have a material adverse effect on the Company's results of operations and financial condition. See "Business--Properties."

    IMPACT OF GENERAL ECONOMIC CONDITIONS. The Company's business is sensitive to consumer spending patterns, which in turn are subject to prevailing economic conditions. Adverse local, regional or national economic conditions may cause shifts in consumer spending that could have a material adverse effect on the Company's results of operations and financial condition.

    CONTROL BY MAJORITY SHAREHOLDER. EB Nevada, Inc. ("EB Nevada") is the beneficial owner of approximately 75.2% of the outstanding shares of Common Stock. Accordingly, James Kim, the Company's chairman, his wife and certain trusts established for the benefit of their children (collectively, the "Kim Shareholders"), through their ownership of all of the outstanding capital stock of EB, EB Nevada's sole stockholder, will be able to control the Company, elect all the directors and generally direct the affairs of the Company. Under a credit facility with Fleet Capital Corporation ("Fleet"), the Kim Shareholders are obligated to own, directly or indirectly, not less than 25.0% of the issued and outstanding capital stock of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    DEPENDENCE ON KEY PERSONNEL. The success of the Company will depend on its ability to attract, motivate and retain key management associates for its stores and skilled merchandising, marketing and administrative personnel at the Company's headquarters. In the past, the Company has been successful in maintaining the continuity of its management team, including its executive officers, Joseph J. Firestone, its President and Chief Executive Officer, Jeffrey W. Griffiths, its Senior Vice President of Merchandising and Distribution and John R. Panichello, its Senior Vice President and Chief Financial Officer. However, there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel. The loss of the services of one or more of such persons or other key personnel could have a material adverse effect on the Company's results of operations and financial condition. See "Executive Officers of the Company."

    YEAR 2000 COMPLIANCE. The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in inventory management, distribution, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000, some level of modification or even possible replacement of such source code or applications will be necessary. The Company is currently modifying its computer software programs and operating systems to make them "Year 2000" compliant and intends to complete its "Year 2000" compliance program before December 31, 1999. The Company expects aggregate spending of approximately $900,000 in connection with its "Year 2000" compliance program. However, there can be no assurance that the costs necessary to update software, or potential systems interruptions, will not exceed such amount and have a material adverse effect on the Company's results of operations or financial condition. See "Business--Management Information Systems" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Strategy".

INDUSTRY OVERVIEW

    The electronic game industry is segmented into two primary product platforms: video games and PC entertainment software.

    VIDEO GAMES. Video game play requires two components, video game consoles (hardware) and video game titles (software). Video game consoles are specialized processing devices which are connected to a free-standing monitor or, typically, a television set. Video game titles are small cartridges or CD-Roms that are inserted into a video game console. The video game market is currently dominated by two manufacturers, Nintendo and Sony, each of which manufactures proprietary hardware (in the form of console systems) and publishes game titles which run on their systems but cannot run on those of its competitors. Third party publishers also produce a wide range of game titles for each of these major hardware systems. Growth in the video game industry has been primarily driven by the periodic introduction of new generations of hardware systems. The current 32/64 bit systems offer highly developed, three-dimensional graphics capabilities, speed, and sound effects. The current installed base of video game hardware systems in the United States includes 15.8 million Sony Playstations and 9.7 million Nintendo 64 units. Manufacturers have introduced next generation hardware technologies every four to five years. Sales of prior generation video game titles generally peak five years after the introduction of new hardware systems.

    Total domestic retail sales of video game titles, hardware and accessories was approximately $6.1 billion in calendar 1998, an increase of approximately 21% over retail sales in the prior year. This increase was primarily the result of an increased penetration rate of the fourth generation of video game hardware technology (32/64 bit systems), which was introduced in calendar years 1995 and 1996. As was the case with each prior generation, the introduction of the new hardware technology has led to an increase in the total installed base of the new technology over that of the prior generation. The enhanced technological features of new hardware expand gaming capabilities, thereby encouraging existing players to upgrade their hardware platforms, and simultaneously attracting new video game players to purchase their first systems. Management believes that continued growth in sales of the current generation of hardware technology and related software will continue in calendar year 1999. It is anticipated that the current generation of hardware systems will be replaced by a new generation of systems, beginning with the expected U.S. introduction of a new Sega system called "Dreamcast," which Sega is targeting for release in September of 1999. Additionally, Sony has announced the expected U.S. release of its next generation system, Playstation2, for the fall of 2000.

    PC ENTERTAINMENT SOFTWARE. PC entertainment software is generally sold in the form of a CD-Rom and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities. The PC entertainment software industry is more fragmented than the video game industry, with game publishers producing game titles which can be used on most PCs. The market for PC entertainment software has experienced steady growth in recent years, due primarily to the growth in the installed base of multimedia PCs. The domestic installed base of multimedia PCs has increased from approximately 14 million units in calendar 1995 to approximately 34 million units in calendar 1998. Domestic unit sales of PC entertainment software have increased from approximately 23 million units in calendar 1995 to approximately 54 million units in calendar 1998. Domestic retail sales of PC entertainment software totaled approximately $1.3 billion in calendar 1998, an increase of approximately 4.5% over retail sales in the prior year. It is anticipated that the recent introduction of multimedia PCs priced at or below $1,000 will accelerate growth in PC unit sales and broaden the appeal of home PCs as an alternative source of in-home entertainment. Worldwide, the installed base of multimedia PCs as well as sales of PC entertainment software have experienced comparable increases to those experienced domestically.

    The typical electronic game consumer is male, between the ages of 14 and 34, and lives in a household with income in excess of $50,000. Owners of video game hardware systems purchase an average of 3.2 game titles per year. The Company believes that many electronic game players purchase video game titles as well as PC entertainment software. Electronic games are principally sold through retail channels, including mass merchants, toy retail chains, electronics retailers, computer retailers, specialty software retailers, wholesale clubs, internet and mail order.

BUSINESS STRATEGY

    The Company seeks to enhance its position as one of the world's premier specialty retailers of video game titles and PC entertainment software.

    BREADTH OF TITLE SELECTION. The Company offers its customers an extensive selection of video game titles and PC entertainment software at competitive prices. The Company's typical store offers approximately 1,650 titles at any given time from over 120 video game and PC entertainment software vendors. The title selection in each store is continuously updated and tailored to reflect the tastes and buying patterns of the store's local market. The Company carries game titles which are compatible with all major video game hardware systems and PCs. In addition to video game titles and PC entertainment software, the Company offers a complementary line of productivity and educational software and PC and video game accessories and peripheral products, including graphics accelerators, joysticks, memory cards, books and magazines. By offering all major video game hardware systems and providing a broad but focused assortment of electronic game software and accessories, the Company seeks to establish its stores as the logical destination of choice for electronic game enthusiasts.

    IMMEDIATE AVAILABILITY OF NEW RELEASES. The Company strives to be the first in its markets to offer new video game and PC entertainment software titles upon their release. New release titles are often preceded by substantial publicity in the form of advertisements and reviews in publications and, increasingly, are promoted through television. This publicity tends to create high levels of demand for new releases among electronic game enthusiasts, often well in advance of release dates. This demand has afforded the Company an important marketing opportunity to create excitement surrounding its stores. To assure its customers immediate access to new releases, the Company offers its customers the opportunity to purchase video games and PC software prior to their release (the "EB Pre-Sell Program") and has established a reserve list (the "EB Reserve List") which guarantees its customers a copy of a new release immediately after its launch. The Company introduces approximately 20 new game titles in its stores each week. The Company believes that its FIRST TO MARKET strategy establishes the Company's stores as the logical destination of choice for electronic game enthusiasts.

    HIGHLY EFFECTIVE INVENTORY MANAGEMENT SYSTEM. The Company emphasizes strict inventory policies in order to effectively manage over 2,600 SKUs, including video game titles, PC entertainment software, video game consoles, and accessories. The Company has developed a sophisticated inventory management system which enables it to maximize sales of new release titles and avoid markdowns as titles mature. The Company minimizes its inventory risk by: (i) conducting extensive research on new release titles to forecast anticipated daily sell-through; (ii) utilizing POS polling technology to provide daily sales, margin and inventory reports to the Company's merchandising staff; (iii) managing inventory on a store-by-store basis in order to address local customer merchandise preferences; and (iv) replenishing store-level inventories daily from its fully automated distribution center. The Company introduces an average of 10 new SKUs in its stores each day. As a result of these inventory management initiatives, the Company has been able to achieve desired in-stock positions and increase its inventory turns from 5.1x in fiscal 1997 to 5.3x in fiscal 1998 and to 5.6x in fiscal 1999. In addition, the Company's fiscal 1999 inventory shortage was 0.6% of cost of sales.

    DISCIPLINED STORE OPERATIONS. The Company's management team exercises significant control over all aspects of its store operations, from product research, purchasing and distribution to real estate selection, store development, POS financial reporting, and sales training. The Company believes that this commitment to operational control enables it to operate substantially all of its stores on a profitable basis, to quickly identify opportunities to improve store productivity and to react to shifts in product pricing and consumer purchasing trends more quickly than its competitors.

    KNOWLEDGEABLE SALES ASSOCIATES. The Company believes that its knowledgeable sales associates provide the Company with an important competitive advantage over mass merchants, toy retail chains and electronics and computer superstores, all of which compete with the Company, but generally offer much lower levels of customer service in the electronic game category than the Company. All sales associates are given extensive training on video game and PC entertainment software products, system requirements and selling techniques. Many of the Company's sales associates are also electronic game enthusiasts. Training is facilitated through vendor-sponsored EB University seminars, held semi-annually for field management associates, as well as through regularly scheduled in-store seminars conducted by District Training Managers who provide merchandise and sales training to the Company's sales associates. In addition, sales associates are encouraged to learn about their customers' game preferences. With this knowledge, sales associates can introduce customers to a selection of electronic games and accessories which may suit their preferences or enhance the overall game experience. In addition, the Company's sales associates advise customers of pending new releases suited to the customer's expressed interests.

    VALUE PRICING AND AFFINITY PROGRAMS. In an effort to offer maximum value to its customers and discourage comparison shopping, the Company maintains an everyday low pricing policy and supports this policy with price matching (the "EB Code of Honor Program") and affinity programs. These affinity programs are the EB Pre-Sell Program and the EB Reserve List. An extensive selection of merchandise and a high level of customer service complement the Company's everyday low price policy.

GROWTH STRATEGY

    DOMESTIC NEW STORE EXPANSION. The Company plans to expand its domestic retail operations by opening about 70 Electronics Boutique and Stop 'N Save Software stores in both existing and new markets in the year ending January 29, 2000 ("fiscal 2000"). In fiscal 1999, the Company opened 50 domestic stores. The Company's real estate team applies standardized site selection criteria to secure the best location for its stores when entering a new market or expanding within an existing market. The Company believes its store formats can operate profitably in high traffic/high rent malls as well as in lower traffic/lower rent malls and strip shopping centers. This flexibility provides the Company with an extensive selection of locations for future store openings.

    INTERNATIONAL OPPORTUNITIES. As of January 30, 1999, the Company operated 29 stores in Australia, 39 stores in Canada, five stores in South Korea, and provided management services to EB-UK which as of such date operated 159 stores and 17 department store-based concessions in the United Kingdom and Ireland. In fiscal 1999, the Company opened 14 stores in Australia and 12 stores in Canada. The Company intends to open 15 stores in both Australia and Canada during fiscal 2000. The Company believes that its current international presence will enable it to leverage its existing distribution and management infrastructure for further international expansion.

    EXPANSION OF ONLINE RETAILING. The Company believes that it was one of the first video game and PC entertainment software specialty retailers to offer a World Wide Website enabling both product review and online purchasing. The Company's core game enthusiast customer is technically proficient and, as such, the Company believes that online retailing is a natural extension of its current retail operations. Since the Company believes that its primary distribution center is well configured to enable fulfillment of online orders, the Company provides its own fulfillment function. The Company intends to aggressively pursue strategic alliances with directories, search engines, content providers, and sites geared toward electronic game players. The Company currently provides customers with a complete product offering, including access to the Company's database of over 2,600 items.

    STORE PRODUCTIVITY. The Company constantly strives to increase the productivity of its stores by focusing on:

     -Inventory Management and Controls. Utilizing its sophisticated POS and inventory management systems, including its fully automated distribution center, the Company seeks to continuously improve the merchandise mix and in-stock positions in its stores, increase inventory turns and drive down shrinkage (which, at 0.6% of cost of sales in fiscal 1999, the Company believes is among the lowest of mall-based retailers).

     -Managing Store Payroll. The Company seeks to optimize store payroll expense by utilizing its sophisticated POS reporting systems to assure the best possible match of sales associate floor coverage to customer traffic. In an effort to further enhance its store payroll strategy, the Company is currently implementing a new system which electronically measures store customer traffic throughout the day and provides management with an analysis of sales conversion rates by store and by sales associate. This system will allow management to further improve its on-going sales conversion training.

    - Pre-owned Electronic Games. As a result of the proliferation of new titles and the tendency of electronic game players to seek new game challenges after mastering a particular title, a growing market for pre-owned video game titles has evolved in recent years. The Company offers its customers a store credit for their pre-owned video game titles. Sales of pre-owned video game titles generate higher margins than new titles and their availability in the Company's stores tends to attract the Company's core game enthusiast customer. The Company believes that a significant opportunity exists to increase sales of pre-owned game titles and is currently implementing a number of marketing and merchandising programs, coupled with incentives to its sales associates, to increase its participation in the growing market for pre-owned game titles.

RETAIL OPERATIONS

    As of January 30, 1999, the Company operated a total of 528 stores in 44 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software.

    STORE FORMATS. Electronics Boutique stores are specialty retail stores that offer video game hardware and game titles, PC entertainment, educational and productivity software and video game and PC accessories. Electronics Boutique stores are primarily located in high traffic areas in regional shopping malls and generally stock over 2,600 SKUs. The typical mall-based Electronics Boutique store is approximately 1,200 square feet, but stores range in size from 450 square feet to 1,500 square feet, with retail sales space encompassing approximately 90% of total square footage. The Company believes that its stores generate sales per square foot that are among the highest of any mall-based retailer.

    Stop 'N Save Software stores are generally larger format stores located in urban areas and strip and power shopping centers. The Company's merchandising strategy at its Stop 'N Save Software stores is comparable to its merchandising strategy at its Electronics Boutique stores. The Company opened its first Stop 'N Save Software store in 1995. Stop 'N Save Software stores range in size from 1,250 to 5,000 square feet, with retail sales space encompassing approximately 90% of total square footage. In addition, the Company also operates seven stores that sell sports collectibles and memorabilia under the name Brandywine Sports Collectibles ("BC Sports Collectibles"). The Company is developing BC Sports Collectibles as a new concept, as it believes the customer base of BC Sports Collectibles shares many of the same demographic characteristics as the customer base of the Company's Electronics Boutique stores. BC Sports Collectibles stores are located in malls and strip and power shopping centers and generally range in size from 1,000 to 5,000 square feet.

    SITE SELECTION. Company representatives visit numerous mall and power and strip shopping center sites throughout the year in the United States and in several foreign countries in search of suitable store locations. The Company's standardized site selection criteria include, but are not limited to: population demographics; psychographics; traffic count; store-front visibility and presence; adjacencies; competition; lease terms; and accessible parking. The Company believes its store formats can operate profitably in high traffic/high rent malls as well as lower traffic/lower rent malls and shopping centers. The Company, therefore, believes that there is a large selection of locations available for future sites and views lease terms as the most critical element in its selection process. The Company has used its knowledge of its market areas to negotiate favorable lease terms at many of its store locations, which has resulted in lowered occupancy costs. The Company regularly reviews the profitability and prospects of each of its stores and evaluates whether any underperforming stores should be closed or relocated to more desirable locations. The Company negotiates with landlords to convert desirable WaldenSoftware locations into Company stores when their leases terminate.

    STORE ECONOMICS. The Company believes that its store concepts offer attractive unit economics. The Company estimates that the average Electronics Boutique store had net sales of approximately $1.2 million in fiscal 1999. The average cost to open an Electronics Boutique store (exclusive of inventory costs) is $135,000. These costs include furniture, fixtures, leasehold improvements and equipment. The Company expects such costs to remain constant in fiscal 2000. The Company's stores have an average opening inventory of $95,000. The Company's cost to open an international store is approximately the same in U.S. dollars as the cost to open a domestic store. Historically, the Company's new stores have generated a positive store operating contribution within the first 12 months of operations.

    STORE OPERATIONS. The Company's North American stores (in the U.S., Canada, and Puerto Rico) are divided into two geographic regions (East and West), each consisting of an area encompassing approximately 50% of the Company's stores. These regions are supervised by two Field Operations Vice Presidents, 11 Regional Vice Presidents/Directors and 42 District Managers. Each District Manager is responsible for approximately 12 stores. The Company's stores in Australia and South Korea are supervised by a Regional Vice President. The Company has a program in the U.S. whereby each region has specialists in sales training, loss prevention and merchandising in an effort to provide on-going education and training to store associates. Each of the Company's stores has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of whom work part-time. The number of hourly sales associates fluctuates greatly depending on seasonal needs. The Company's domestic stores are open seven days per week and generally ten hours each day. The Company operates its foreign stores in a manner substantially similar to its domestic stores.

MANAGEMENT SERVICES

    As of January 30, 1999, the Company provided management services to 205 specialty electronic game stores in the United States, the United Kingdom and Ireland.

      EB-UK Stores. The Company provides management services for 159 stores and 17 department store-based concessions in the United Kingdom and Ireland under a contract with EB-UK, a corporation organized under the laws of the United Kingdom.

    EB-UK is one of the leading specialty retailers of electronic games in the United Kingdom and Ireland. EB-UK's business strategy is substantially similar to the business strategy of the Company. EB-UK strives to offer its customers an extensive selection of video games and PC entertainment software, immediate availability of new releases, knowledgeable sales associates, and value pricing and other customer incentive programs. EB-UK also has a highly effective inventory management system and distribution center. EB-UK stores are generally located in "high street" shopping districts.

    Under the terms of the UK Services Agreement, the Company provides management services to EB-UK, including assistance with ordering and purchasing inventory, store design and acquisition, advertising, promotion and publicity information and information systems. In exchange, EB-UK is responsible for the payment of fees (payable in cash or EB-UK stock at the Company's option), equal to 1.0% of net sales plus a bonus calculated on the basis of net income in excess of a pre-established target set by EB-UK. The UK Services Agreement provides for EB-UK to have a right of first refusal on any business opportunity of which the Company becomes aware in Europe (excluding Scandinavia) relating to electronic game retailing. The UK Services Agreement also prohibits the Company from competing with EB-UK in the United Kingdom or Ireland during the term of the UK Services Agreement, and for one year after its termination. The UK Services Agreement has an initial term expiring on January 31, 2006. The stockholders of EB-UK elected Joseph J. Firestone, the Company's President and Chief Executive Officer, and John R. Panichello, the Company's Senior Vice President and Chief Financial Officer, to serve as non-executive Directors of EB-UK.

    WALDENSOFTWARE STORES. The Company manages 29 WaldenSoftware stores under a management contract with Borders Group, Inc. The WaldenSoftware stores are domestic mall-based stores that offer the same product lines as the Company's Electronics Boutique stores. The Company provides management services to WaldenSoftware in exchange for a fixed fee per store plus a bonus calculated on the basis of net income in excess of the fixed management fee. The Company manages the stores in a manner substantially similar to the Company's Electronics Boutique stores. The Company negotiates with landlords to convert desirable WaldenSoftware locations into Company stores when their leases terminate.

ONLINE RETAILING

    The Company believes that it was one of the first electronic game specialty retailers to offer a Website that enables visitors to review a broad selection of products and make purchases online. In 1995, the Company created its Website and, in 1997, the Website was upgraded to offer online purchasing. The Company believes that its customer base and product mix are uniquely suited for online retailing. The Company's customers are generally males who are technically proficient, a demographic which has traditionally represented the largest percentage of consumers who make online purchases. Further, the Company's products are recognizable brand name items, which serves to provide online customers with a higher degree of confidence that products purchased will meet the customer's expectations. In addition, the scope of the Company's store operations enhances the reputation of the Company's Website as a source for products at competitive prices. The Company believes that the local market identity provided by the Company's stores is a significant competitive advantage over competing online retailers.

    The Company currently is able to offer access to the Company's database of over 2,600 items. The Company's Website also features colorful product descriptions, new release schedules, vendor promotions and other relevant product information. The Company's Website also serves as a venue for online interaction between electronic game enthusiasts and popular electronic game authors, producers and other notables. The Company continually enhances its Website to broaden its promotional appeal and has recorded a significant increase in the number of visits to the Website. In fiscal 1999, the Company recorded nearly 10.2 million unique visits to its Website, compared to a total of 884,000 unique visits during the 11 months from March 1997 through January 1998. In addition, revenues from the Company's Website in fiscal 1999 were approximately $4.3 million compared to revenues of approximately $0.4 million during the first eight months of online purchasing (June 1997 through January
1998). The Company intends to pursue aggressively strategic alliances with directories, search engines, content providers, and sites geared toward electronic game players. The Company believes that its current in-house distribution facilities afford the Company a competitive advantage by enabling it to fulfill online orders rapidly.

 PRODUCTS

    The Company's primary product line consists of video game titles, PC entertainment software titles, video game hardware systems and related accessory products. The Company also markets selected PC productivity and education software titles. The Company's in-store inventory at any given time consists of over 2,600 SKUs.

    VIDEO GAME TITLES AND PC ENTERTAINMENT SOFTWARE. The Company carries over 650 video game titles (excluding pre-owned games) and over 1,000 active PC entertainment software SKUs at any given time. In fiscal 1999, the average sales price of a video game title was $41.00 and the average sales price of a PC entertainment software title was $28.95. The Company purchases video game titles directly from the leading manufacturers, which include Nintendo, Sega and Sony, as well as a variety of third-party game publishers, such as Electronic Arts, Acclaim Entertainment, Inc. and Midway Home Entertainment, Inc. The Company ranks as one of the larger domestic customers of video game products from these publishers. Within the more fragmented PC entertainment software segment, the Company purchases titles from approximately 90 vendors. The Company markets electronic games across a variety of genres, including Action, Strategy, Adventure/Role Playing, Simulation, Sports, Children's Entertainment and Family Entertainment. The Company maintains a broad selection of popular new release titles, which are defined by the Company as titles which have been available for no more than six weeks from the date of their release.

   VIDEO GAME HARDWARE. The Company offers the video game hardware systems of all major manufacturers, including the Sony PlayStation and Nintendo N64. In support of its strategy to be the logical destination of choice for electronic game enthusiasts, the Company aggressively promotes the sale of video game hardware systems. The Company believes that this policy increases store traffic and promotes customer loyalty, leading to increased sales of video game titles, which have higher gross margins. The Company also offers extended service agreements and extensions of manufacturer warranties of the video game systems.

    PC EDUCATION AND PRODUCTIVITY SOFTWARE. In addition to its category dominant assortment of video game and PC entertainment software titles, the Company offers a selection of educational, personal productivity and finance software titles. Management believes that these titles also appeal to the electronic game enthusiasts who comprise the Company's core customer base.

    ACCESSORIES. In recent years, the growing popularity of electronic games has led to an increase in sales of accessory products, which generally have higher gross margins than hardware and software products. Accessory products enhance the total gaming experience. Presently, the Company's stores offer approximately 500 accessory product SKUs, including 3-D graphics accelerators, memory cards and joysticks. The Company also markets instructional books on the most popular electronic game titles.

INVENTORY MANAGEMENT AND DISTRIBUTION

    INVENTORY MANAGEMENT. The Company carefully manages its inventory to minimize the risk associated with introducing new products. The Company's merchandising staff evaluates potential products by testing many pre-release samples received from publishers, reading game reviews, interviewing customers and store associates, and studying vendor marketing plans. The Company's centralized merchandising staff also analyzes the EB Pre-Sell Program and EB Reserve List information and other data to estimate initial demand as well as the life cycle for a new release. The Company then uses its new product analyses to plan initial allocations among stores of the total initial purchase of a newly-released title (which typically ranges from 1,200 to 4,800 units, but has been as low as 720 units and as high as 150,000 units).

    Once initial stocking decisions have been made, the Company uses its management information system to measure, on a daily basis, SKU level sales, gross margins and inventory balances. After sales histories for a particular product are compiled, appropriate stock levels are designed for that specific product. Sales levels are continuously monitored by the merchandising staff, which receives sales and inventory reports by SKU on a daily basis through POS polling technology as well as recommended order quantities and product discontinuations from each store. Product shortages and replenishment allocations among stores are then made based on this data. By focusing on inventory turnover, the Company's allocation, traffic, buying, distribution and third party functions operate on a "just in time" replenishment basis.

    DISTRIBUTION. The Company's primary distribution center is a 120,000 square foot facility located in West Chester, Pennsylvania, and supports the Company's full product line. In addition, the Company has an agreement with a third-party distribution center in Louisville, Kentucky to support flowthrough operations on new release and top selling products. These facilities allow the Company to replenish its stores on a daily basis, thereby reducing inventory levels and increasing inventory turns, while supporting the Company's FIRST TO MARKET new release strategy. The Company's rapid processing capability in its distribution center is facilitated by several advanced inventory management technologies, including paperless picking and radio frequency support. The Company's ability to rapidly process incoming shipments of new release titles quickly and distribute them to all of its stores either that same day or by the next morning enables the Company to meet peak demand.

    During peak sales periods, the Company enters into short-term arrangements for additional retail distribution centers to ensure timely restocking of all stores. The Company has also developed a flexible third-party network to provide additional regional distribution support for new product releases.

    The Company believes that it maintains industry-leading distribution and inventory management systems. The Company believes that these systems promote a level of efficiency in inventory management which affords the Company an important competitive advantage. In addition, when managed effectively, stock balancing and markdown allowances offered selectively by vendors can reduce a portion of the risk associated with carrying inventory. Products that either sell poorly at launch or experience a reduction in sales after a successful launch often can achieve an acceptable rate of sale at a lower price.

MARKETING

    IN-STORE PROMOTIONS. The Company's Electronics Boutique stores are primarily located in high traffic, high visibility areas in regional shopping malls. Accordingly, the Company's marketing efforts are designed to draw mall patrons into the Company's stores through the use of window displays and other attractions visible from the mall concourse. Inside the stores, the Company features selected products through the use of vendor displays, signs, fliers, point of purchase materials and end-cap displays. The Company receives cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers to promote their respective products.

    THE EB PRE-SELL PROGRAM AND THE EB RESERVE LIST. The EB Pre-Sell Program offers the Company's customers the opportunity to purchase video games and PC software prior to their release, and the EB Reserve List entitles participants to be placed on a list for notification when a game has arrived in the Company's stores. Customers who participate in the EB Pre-Sell Program pay for a game prior to its release and may receive a promotional gift in connection with the purchase (e.g., a t-shirt or a watch). The EB Pre-Sell Program and the EB Reserve List enable the Company's customers to receive a new product on the first day on which it is available in the Company's stores, and are designed to enhance the reputation of the Company's stores as the logical destination of choice for electronic game enthusiasts.

     CATALOGS. The Company publishes six or more full color catalogs each year, which range in size from 48 to 100 pages. These catalogs have been fully vendor funded since 1986 and feature a broad array of products. The catalogs are available in the Company's stores and are also mailed to several hundred thousand households from the Company's proprietary customer lists. The catalogs are also inserted in leading industry magazines.

    PRE-OWNED GAMES. As with music compact discs, video game software has a useful life of thousands of plays. As a result of the proliferation of new titles and the tendency of electronic game players to seek new game challenges after mastering a particular title, a growing market for pre-owned video game titles has evolved in recent years. The Company offers its customers a store credit for their pre-owned video game titles, which can be applied towards the purchase of new or pre-owned products. The Company then resells the pre-owned video game titles at discount prices, but with gross margins higher than those for new video game titles. The Company believes its wide assortment of pre-owned video game titles distinguishes it from its competitors.

    OTHER MARKETING PROGRAMS. The Company provides its customers with a liberal return policy. The Company's customers can return opened software products for a full credit within ten days after purchase. In addition, the EB Code of Honor Program discourages comparison shopping, as the Company will match its competitors' prices. Further, the Company maintains an everyday low pricing strategy.

MANAGEMENT INFORMATION SYSTEMS

    The Company's primary management information system is a customized version of the AS400-based JDA Merchandise Management System. The proprietary enhancements made by the Company to this program enable management to analyze total, comparative and new store sales data at the Company, region, district and store levels.

Additional revisions to the program have enhanced analysis of top selling items, new release sales and gross margin item rankings. The Company operates its own proprietary store POS and back office systems and believes this provides a strategic advantage by allowing it to make fast enhancements to meet business opportunities. The Company has integrated the Shoppertrak customer counting technology into its POS and host systems. This combination of technology provides centralized access to store traffic and sales conversion information by store and hour. The Company has this technology installed in over 20 percent of its stores and intends to continue implementation aggressively. The Company plans to continue to invest in its management information system by, among other things, upgrading its global financial reporting and analytical capabilities through the implementation of the Lawson Associates, Inc. financial software products in fiscal 2000. The Company intends to further enhance its management information systems with client server and data warehousing applications geared towards sales analysis and targeted consumer marketing. The Company spent $2.0 million for information system improvements, including "Year 2000" expenditures, in fiscal 1999 and has budgeted $2.5 million for fiscal 2000 for additional improvements.

    The Company has completed the upgrade of all JDA programs running on the AS400 system to be "Year 2000" compliant. All other Company software and hardware products are being inventoried and updated as necessary. The Company intends to complete addressing of all potential "Year 2000" problems by December 31, 1999. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Year 2000 Strategy."

VENDORS

    With the exception of certain personal productivity software titles and accessories, the Company purchases substantially all of its products directly from manufacturers and software publishers. The Company's top 25 vendors accounted for approximately 77% of the Company's purchases in fiscal 1999. The Company's largest vendors in fiscal 1999 were Sony, Nintendo, Electronic Arts, D&H Distributing Company, and Havas Interactive Inc. which accounted for 11.0%, 10.8%, 9.3%, 6.2% and 5.6% respectively, of the Company's net sales, with no other vendor accounting for more than 5.0% of the Company's software or accessory purchases during that year. The Company believes that maintaining and strengthening its long-term relationships with its vendors is essential to the Company's operations and expansion. The Company has no contracts with trade vendors and conducts business on an order-by-order basis, a practice that is typical throughout the industry. The Company believes that it has very good relations with the vendor community.

COMPETITION

    The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. The Company believes that key competitive factors are availability of product, ability to procure product in high demand, knowledgeable service, price, reputation, and shopping environment. The Company competes with other video game and PC software stores located in malls, as well as with mass merchants, toy retail chains, mail-order businesses, catalogs, direct sales by software publishers, online retailers, and office supply, computer product and consumer electronics superstores. In addition, video games are available for rental from many video stores. Further, other methods of retail distribution may emerge in the future which would result in increased competition for the Company. Most of the Company's competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than the Company. The Company also competes with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. The Company's ability to retain its existing customers and attract new customers depends on numerous factors, some of which are beyond the Company's control. These factors include: the continued introduction of new and enhanced video game and PC hardware and software; the availability and timeliness of new product releases at the Company's stores; and the Company's reputation in the industry.

TRADEMARKS/REGISTRATIONS

    The Company possesses the Electronics Boutique -Registered Trademark-, EBX -Registered Trademark-, and Stop 'N Save Software -Registered
Trademark- trademarks as well as other registered trademarks and service marks, both in the United States and in certain foreign jurisdictions.

    The Company believes its marks are valuable and, accordingly, intends to maintain its marks and the related registrations. The Company is not aware of any pending claims of infringement or other challenges to the

Company's right to use its marks in the United States or elsewhere. The Company has no patents, licenses, franchises or other concessions which are considered material to its operations.

ASSOCIATES

    As of January 30, 1999, the Company had approximately 3,600 non-seasonal associates, of which approximately 2,000 were employed on a part-time basis. In addition, during the calendar 1998 peak holiday shopping season, the Company hired approximately 640 temporary associates. The Company believes that its relationship with its associates is good. None of the Company's associates is represented by a labor union or is a member of a collective bargaining unit.


ITEM 1A.   EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information regarding the executive officers of the Company:

         NAME              AGE              POSITION WITH THE COMPANY
         ----              ---              -------------------------
Joseph J. Firestone         67              President, Chief Executive Officer and Director

Jeffrey W. Griffiths        48              Senior Vice President of Merchandising and
                                                Distribution

John R. Panichello          37              Senior Vice President and Chief Financial
                                                Officer

    Joseph J. Firestone. Mr. Firestone has served as the President, Chief Executive Officer and a Class III Director of the Company since March 1998. Mr.Firestone served as the President of the Company's predecessor, EB, since February 1984, and the President and Chief Executive Officer of EB since February 1995. Mr. Firestone has served as a director of EB-UK since May 1995. Mr. Firestone also serves on the Executive Advisory Board of the Center for Retailing Education and Research of the University of Florida and as a Director of the National Retail Federation.

    Jeffrey W. Griffiths. Mr. Griffiths has served as the Company's Senior Vice President of Merchandising and Distribution since March 1998. Mr. Griffiths served as the Senior Vice President of Merchandising and Distribution of EB since March 1996. From March 1987 to February 1996, Mr. Griffiths served as EB's Vice President of Merchandising and, from April 1984 to February 1987, he served as the Merchandise Manager of EB. Mr. Griffiths serves as the Chairman of the Interactive Entertainment Merchants Association.

    John R. Panichello. Mr. Panichello has served as the Senior Vice President and Chief Financial Officer of the Company since March 1998. Mr. Panichello served as the Senior Vice President of Finance of EB and the President of EB's BC Collectibles division since March 1997. From March 1996 to February 1997, Mr. Panichello served as EB's Senior Vice President of Finance and, from June 1994 to February 1996, he served as the Vice President and Treasurer of EB. Mr. Panichello served as the President and Chief Executive Officer of Panichello & Company, a certified public accounting firm, from May 1990 to May 1994. Mr. Panichello has served as a director of EB-UK since May 1995.

ITEM 2.   PROPERTIES

STORE LEASES. All of the Company's stores are leased. The table below sets forth, as of January 30, 1999, the number of the Company's store leases that will expire each year (assuming the lease is not terminated by either party prior to the expiration of the term).

                                                          NUMBER OF LEASES
FISCAL YEAR IN
WHICH LEASES EXPIRE                                  DOMESTIC          INTERNATIONAL
-------------------                                  --------          -------------
2000...............................................      78                    5
2001...............................................      43                    3
2002...............................................      44                    3
2003...............................................      42                   10
2004...............................................      41                   14
2005...............................................      16                   24
2006...............................................      33                    1
2007...............................................      46                    -
2008...............................................      51                    1
2009...............................................      60                   12
2010 and thereafter................................       1                    -
                                                       ----                  ---
                                                        455                   73

    HEADQUARTERS AND DISTRIBUTION FACILITIES. The Company leases its headquarters and its primary distribution center, which are located in a single 140,000 square foot building on several acres in West Chester, Pennsylvania, from EB. The lease expires on May 30, 2000 and includes an option to purchase the property for $6.7 million. In addition, this lease includes four acres adjacent to the distribution center that will allow the Company to expand its operations at the West Chester site as required. The Company also leases a 41,000 square foot facility located in West Chester, Pennsylvania primarily used for returns processing and bulk storage. This lease expires on July 31, 2000.


ITEM 3.   LEGAL PROCEEDINGS

The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. In the opinion of management, no pending proceedings will have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of the Company was first traded publicly on July 28, 1998. The stock is quoted on the NASDAQ National Market under the symbol ELBO. The table below represents the high and low bid prices of the Company's common stock as reported by NASDAQ.


                                                              FISCAL 1999
                                                              -----------
                                                          LOW              HIGH
                                                         ------           ------
Second fiscal quarter.....................               $13.25           $14.13
Third fiscal quarter......................                 6.63            14.00
Fourth fiscal quarter.....................                11.75            25.75

    Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

    As of April 1, 1999, the Company had approximately 31 shareholders of record (including Cede & Co., the nominee for Depository Trust Company, a registered clearing agency) of the 20,169,200 outstanding shares of the Company's Common Stock. On April 1, 1999, the last reported sale price for the Company's common stock as quoted by NASDAQ was $14.00 per share.

    The Company has not paid any dividends on its common stock to date and does not anticipate paying any dividends on the common stock in the forseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

    The following table sets forth for the periods indicated selected financial data for the Company for periods subsequent to its initial public offering on July 28, 1998. Prior periods reflect financial data of the Company's predecessors, The Electronics Boutique, Inc. and subsidiaries and EB Services Company LLP. The selected income statement and balance sheet items which follow have been derived from the Company's consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The pro forma data, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein including the matters referred to in footnotes 3 and 4 on page 17.

                                                  (in thousands, except per share data and operating data)

                                                                     YEAR ENDED
                                           -----------------------------------------------------------------
                                           JANUARY 28,   FEBRUARY 3,  FEBRUARY 1,  JANUARY 31,   JANUARY 30,
                                               1995         1996          1997         1998         1999
                                           -----------   -----------  -----------  -----------   -----------
STATEMENT OF INCOME DATA:
Net sales                                     $ 249,552   $ 268,956    $ 337,059   $ 449,180    $ 570,514
Management fees                                   1,158       1,905        2,526       4,792        3,405
                                              ---------   ---------    ---------   ---------    ---------
Total revenues                                  250,710     270,861      339,585     453,972      573,919
Cost of goods sold                              182,505     199,226      252,813     338,498      431,744
                                              ---------   ---------    ---------   ---------    ---------
Gross profit                                     68,205      71,635       86,772     115,474      142,175
Operating expenses                               56,594      58,989       69,828      87,003       99,972
Depreciation and amortization                     5,324       6,047        6,615       7,997        9,775
                                              ---------   ---------    ---------   ---------    ---------
Income from operations                            6,287       6,599       10,329      20,474       32,428
Equity in earnings (loss) of affiliates            (634)     (1,319)        (573)      2,903         (161)
Interest expense, net                             1,727       1,818        1,298       1,380          289
Preacquisition loss of subsidiaries (1)               -           -            -         913            -
                                              ---------   ---------    ---------   ---------    ---------
Income before income tax expense                  3,926       3,462        8,458      22,910       31,978
Income tax expense(2)                               286         280          550         846       11,693
                                              ---------   ---------    ---------   ---------    ---------
Net income                                      $ 3,640     $ 3,182      $ 7,908     $22,046      $20,285
                                              ---------   ---------    ---------   ---------    ---------
                                              ---------   ---------    ---------   ---------    ---------

PRO FORMA INCOME DATA:
Pro forma income before income tax
expense (3)                                                                          $19,909      $31,943
Pro forma income tax provision (3)                                                     8,182       11,866
                                                                                   ---------    ---------
Pro forma net income (3)                                                             $11,727      $20,076
                                                                                   ---------    ---------
                                                                                   ---------    ---------
Pro forma net income per share                                                        $ 0.74        $1.11
Pro forma weighted average shares
outstanding (4)                                                                       15,794       18,084


OPERATING DATA: (5)
Stores open at end of period                        325         341          360         452          528
Comparable store sales increase (decrease)       (6.6%)        3.5%        20.8%       15.3%        14.1%

                                                                       AS OF
                                           -----------------------------------------------------------------
                                           JANUARY 28,   FEBRUARY 3,  FEBRUARY 1,  JANUARY 31,   JANUARY 30,
                                               1995         1996          1997         1998         1999
                                           -----------   -----------  -----------  -----------   -----------
BALANCE SHEET DATA:
Working capital (deficit)                        $3,344   $ (11,038)      $9,893   $ (17,728)     $(3,091)
Total assets                                     82,900      95,515      139,244     142,791      172,047
Total liabilities                                66,833      78,066      118,887     114,392      123,205
Stockholders' equity                             16,067      17,449       20,357      28,399       48,842

(1) The results of operations of Electronics Boutique International, Inc. and Electronics Boutique Canada, Inc. have been consolidated since the beginning of the year ending January 31, 1998. Preacquisition loss of subsidiaries represents losses in Electronics Boutique International, Inc. and Electronics Boutique Canada, Inc. prior to their acquisition by the Company.

(2) The predecessors to the Company were taxed as an S Corporation and a partnership. As a result, their taxable income was passed through to their partners and shareholders for federal income tax purposes. Accordingly, for periods prior to the initial public offering on July 28, 1998, the financial statements do not include a provision for federal income taxes. Additionally, the predecessor to the Company elected to be treated as an S Corporation for some states, while remaining subject to corporate tax in other states and, as a result, the financial statements prior to July 28, 1998, provide for certain state income taxes. After the initial public offering, both federal and state taxes as a C corporation have been reflected.

(3) The pro forma net income gives effect to the application of the pro forma income tax expense that would have been reported had the predecessor companies been corporations subject to federal and all state income taxes for all periods prior to the initial public offering and to the effects of (i) a reduction in depreciation expense and increase in lease expense on the West Chester distribution center and headquarters that was retained by the predecessor company; (ii) elimination of the equity in earnings (loss) of investment in EB-UK and goodwill amortization due to this asset being retained by the predecessor company.

(4) For fiscal 1998, pro forma weighted average shares outstanding is equal to the number of shares outstanding upon completion of the Company's initial public offering.

(5) Does not reflect stores operated by EB-UK and Waldensoftware for which the Company provides management services. See "Business - Management Services."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company believes that it is among the world's largest specialty retailers of electronic games. The Company's primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of January 30, 1999, the Company operated a total of 528 stores in 44 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. In addition, the Company operated a commercial website under the URL address of EBWORLD.COM. As of such date, the Company also provided management services for EB-UK., which operated 159 stores and 17 department store-based concessions in the United Kingdom and Ireland. As of January 30,1999, the Company also managed 29 mall-based WaldenSoftware stores for Borders Group, Inc. The Company is a holding company and does not have any significant assets or liabilities, other than all of the outstanding capital stock of its subsidiaries.

    The fiscal year of the Company ends on the Saturday nearest January 31. Accordingly the financial statements for the years ended February 1, 1997 ("fiscal 1997"), January 31, 1998 ("fiscal 1998") and January 30, 1999 ("fiscal 1999") each include 52 weeks of operations.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:

                                                                  YEAR ENDED
                                               --------------------------------------------------
                                               FEBRUARY 1,       JANUARY 31,      JANUARY 30,
                                                   1997             1998              1999
                                                   ----             ----              ----
Net sales                                          99.3%             98.9%            99.4%
Management fees                                     0.7               1.1              0.6
                                              ---------         ---------        ---------
Total revenues                                    100.0             100.0            100.0
Cost of goods sold                                 74.5              74.6             75.2
Gross profit                                       25.5              25.4             24.8
Operating expenses                                 20.5              19.1             17.4
Depreciation and amortization                       1.9               1.8              1.7
                                              ---------         ---------        ---------
Income from operations                              3.1               4.5              5.7
Equity in earnings (loss) of affiliates            (0.2)              0.7             (0.0)
Interest expense, net                               0.4               0.3              0.1
Preacquisition loss of subsidiaries                 0.0               0.2              0.0
                                              ---------         ---------        ---------
Income before income tax expense                    2.5               5.1              5.6
Income tax expense                                  0.2               0.2              2.0
                                              ---------         ---------        ---------
Net income                                          2.3%              4.9%             3.6%
                                              ---------         ---------        ---------
                                              ---------         ---------        ---------

FISCAL 1999 COMPARED TO FISCAL 1998

    Net sales increased by 27.0% from $449.2 million in fiscal 1998 to $570.5 million in fiscal 1999. The increase in net sales was primarily attributable to a 14.1% increase in comparable store sales, which resulted in a $61.9 million increase in net sales, and the additional sales volume attributable to 76 net new stores opened during fiscal 1999. The increase in comparable store sales was primarily attributable to increases in video game and PC entertainment software sales as well as continued strong demand for PC accessory products.

    Management fees decreased 28.9% from $4.8 million in fiscal 1998 to $3.4 million in fiscal 1999. The decrease was primarily attributable to the Company's receipt of a $2.2 million bonus under the UK Services Agreement recorded in fiscal 1998. The Company did not receive a bonus under this agreement in fiscal 1999, nor does it expect to receive such a bonus in the future. The absence of a bonus in fiscal 1999 was partially offset by higher recurring management fees earned in fiscal 1999 under the UK Services Agreement.

    Cost of goods sold increased by 27.6% from $338.5 million in fiscal 1998 to $431.7 million in fiscal 1999. As a percentage of net sales, cost of goods sold increased from 75.4% in fiscal 1998 to 75.7% in fiscal 1999. The increase in cost of goods sold as a percentage of net sales was primarily attributable to an increase in freight expenses and to the Company's decision to reduce prices on selected electronic game titles in order to increase market share and sales volume. The increase in freight expenses was the result of several factors. The Company switched its primary freight carrier and reorganized its third-party distribution framework in order to improve service and merchandise availability to its stores. There was also an increase in the overall number of units shipped by the Company to its stores as a result of a lower average cost per unit of product. These increases to cost of goods sold were partially offset by a reduction in inventory shortage and an increase in purchase discounts earned from vendors.

    Selling, general and administrative expense increased by 14.9% from $87.0 million in fiscal 1998 to $100.0 million in fiscal 1999. As a percentage of total revenues, selling, general and administrative expense decreased from 19.1% in fiscal 1998 to 17.4% in fiscal 1999. The $13.0 million increase was primarily attributable to the increase in the Company's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses, which were partially offset by an increase in promotional and marketing reimbursements. The decrease in selling, general and administrative expense as a percentage of total revenues was primarily attributable to an increase in net sales, which offset the impact of the above factors on operating expenses.

    Depreciation and amortization expense increased by 22.2% from $8.0 million in fiscal 1998 to $9.8 million in fiscal 1999. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings.

    Operating income increased by 58.4% from $20.5 million in fiscal 1998 to $32.4 million in fiscal 1999. As a percentage of total revenues, operating income increased from 4.5% in fiscal 1998 to 5.7% in fiscal 1999, as the increase in cost of goods sold as a percentage of total revenues was more than offset by the decline in operating expenses as a percentage of total revenues.

    Equity in earnings of affiliates decreased by $3.1 million from earnings of $2.9 million in fiscal 1998 to a loss of $0.2 million in fiscal 1999. The decrease was attributable to the reorganization of the Company in conjunction with its initial public offering pursuant to which EB retained the 25.1% investment in EB-UK. The loss of $0.2 million in fiscal 1999 was attributable to this investment and was recorded prior to the July 1998 reorganization. There will be no future equity income or loss on this investment.

    Interest expense, net, decreased by 79.1% from $1.4 million in fiscal 1998 to $0.3 million in fiscal 1999. The decrease was primarily attributable to the repayment of the Company's debt with the proceeds of the initial public offering and the interest income earned from investing the excess cash in short term investments during the third and fourth quarters of fiscal 1999.

    Income tax expense increased from $0.8 million in fiscal 1998 to $11.7 million in fiscal 1999. The increase was due to the Company being taxed in fiscal 1999 as a "C" corporation instead of an S corporation after the date of the initial public offering.

    As a result of all the above factors, the Company's income before income taxes increased by 39.6% from $22.9 million in fiscal 1998 to $32.0 million in fiscal 1999.

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales increased by 33.3% from $337.1 million in fiscal 1997 to $449.2 million in fiscal 1998. The increase in net sales was primarily attributable to
(i) a 15.3% increase in comparable store sales, which resulted in a $50.1 million increase in net sales, (ii) the additional sales volume attributable to 45 net new domestic stores, which resulted in a $29.0 million increase in net sales, and (iii) the consolidation of $33.0 million of net sales from international retail operations, which net sales were fully consolidated as a result of the acquisition of interests of joint venture partners acquired in fiscal 1998.

    Management fees increased by 89.7% from $2.5 million in fiscal 1997 to $4.8 million in fiscal 1998. This increase was primarily attributable to the $2.2 million bonus earned by the Company under the UK services Agreement with EB-UK. The Company does not anticipate receiving bonus payments under this agreement in the future.

    Cost of goods sold increased by 33.9% from $252.8 million in fiscal 1997 to $338.5 million in fiscal 1998. As a percentage of net sales, cost of goods sold increased from 75.0% in fiscal 1997 to 75.4% in fiscal 1998. The increase in cost of goods sold as a percentage of net sales was primarily attributable to the Company's decision to reduce prices for selected electronic game titles in order to increase market share and sales volume.

    Selling, general and administrative expense increased by 24.6% from $69.8 million in fiscal 1997 to $87.0 million in fiscal 1998. As a percentage of total revenues, selling, general and administrative expense decreased from 20.5% in fiscal 1997 to 19.1% in fiscal 1998. The $17.2 million increase was primarily a result of the increase in the Company's store base and the associated increases in store and headquarter operating expenses. The decrease in selling, general and administrative expense as a percentage of total revenue was primarily attributable to an increase in net sales and management fee income without a proportional increase in corporate and store-level overhead.

    Depreciation and amortization expense increased by 20.9% from $6.6 million in fiscal 1997 to $8.0 million in fiscal 1998. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings.

    Operating income increased by 98.2% from $10.3 million in fiscal 1997 to $20.5 million in fiscal 1998. As a percentage of total revenues, operating income increased from 3.1% in fiscal 1997 to 4.5% in fiscal 1998, as the increase in cost of goods sold as a percentage of total revenues was more than offset by the decline in operating expenses as a percentage of total revenues.

    Equity in earnings of affiliates increased by $3.5 million from a loss of $0.6 million in fiscal 1997 to earnings of $2.9 million in fiscal 1998. The increase was attributable to a $3.2 million increase in equity income recorded for the Company's 25.1% investment in EB-UK. and the effect of consolidating the Company's equity interests in Canada and Korea beginning in fiscal 1998.

    Interest expense, net, increased by 6.2% from $1.3 million in fiscal 1997 to $1.4 million in fiscal 1998. The increase was primarily attributable to the inclusion of foreign operation interest expense in fiscal 1998, which was partially offset by reduced short-term borrowings and the repayment of long-term debt in fiscal 1998.

    As a result of all the above factors, the Company's income before income taxes increased by 171% from $8.5 million in fiscal 1997 to $22.9 million in fiscal 1998.

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

    The following table sets forth certain unaudited quarterly income statement information for fiscal 1999 and fiscal 1998. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

                                            (in thousands, except for number of stores)
                                        Fiscal 1998                              Fiscal 1999
                          ----------------------------------------------------------------------------------
                             1st       2nd       3rd       4th        1st        2nd       3rd       4th
                           Quarter   Quarter   Quarter   Quarter    Quarter    Quarter   Quarter   Quarter
                           -------   -------   -------   -------    -------    -------   -------   -------
Total revenues              $84,176   $73,394   $94,239   $202,163   $107,301  $102,460  $111,300  $252,858
Gross profit                 22,235    19,087    24,179     49,973     27,781    26,556    27,672    60,166
Operating income (loss)       2,159    (1,800)      640     19,475      3,257        90     2,519    26,562
Stores open at
quarter end                     393       407       439        452        465       474       500       528


LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through a combination of cash generated from operations and bank debt. In addition, on July 28, 1998, the Company completed an initial public offering of 5,000,000 shares of its common stock. Of the 5,000,000 shares sold, 4,375,000 shares were for the account of the Company and 625,000 shares were for the account of the selling shareholder. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $55.0 million, which was used to repay $25.7 million under the Company's revolving credit agreement, a $7.0 million demand note due to the Company's Chairman, James J. Kim, $7.9 million owed by the Company to a predecessor company, $3.2 million to terminate an outstanding bank term loan and for working capital purposes. In addition, a predecessor to the Company retained assets worth $31.0 million in connection with the reorganization of the Company prior to the completion of its initial public offering.

    The Company generated $30.8 million in cash from operations in fiscal 1999 and $32.3 million in fiscal 1998. The $30.8 million of cash generated from operations in fiscal 1999 was primarily the result of $20.3 million of net income, $10.2 million of non-cash charges to net income, an $8.1 million increase in income taxes payable, and a $7.1 million increase in accrued expenses, partially offset by a $7.5 million decrease in net affiliate liabilities and receivables, an increase of $7.3 million in the Company's investment in merchandise inventories net of accounts payable, and a $0.6 million increase in prepaid expenses and other assets. The $32.3 million of cash generated from operations in fiscal 1998 was primarily the result of $22.1 million of net income, $5.7 million of non-cash charges to net income, and a $9.9 million increase in accounts payable and accrued expenses, partially offset by an increase of $2.5 million in other assets, a $2.1 million increase in due from affiliates and a $2.0 million decrease in due to affiliates. The Company's working capital deficit decreased from $17.7 million at January 31, 1998 to $3.1 million at January 30, 1999.

    The Company made capital expenditures of $19.6 million in the fiscal 1999, primarily to open new stores, to remodel existing stores and for leasehold improvements at the Company's headquarters and primary distribution center. EB made capital expenditures of $18.5 million in fiscal 1998, primarily for opening new stores, to remodel existing stores and to purchase its West Chester, Pennsylvania distribution center which was previously leased.

    On March 16, 1998, EB entered into a credit agreement with Fleet, pursuant to which Fleet agreed to make available an asset based revolving credit and term loan facility in an amount up to $50.0 million. The revolving credit facility has been assigned to the Company by EB. The revolving credit facility expires and is repayable on March 16, 2001. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or Fleet's base rate of interest, at the Company's option. The revolving credit facility is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. As of January 30, 1999, the Company had no outstanding borrowings under the revolving credit facility.

    The Company believes that cash generated from its operating activities and available bank borrowings will be sufficient to fund its operations and store expansion programs for the next fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company intends to adopt this statement in its fiscal 2000 Annual Report as required. The adoption of SOP 98-1 will not have a material impact on the Company's results of operations or financial condition.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company plans to adopt this statement in its fiscal 2000 Annual Report as required. As of January 30, 1999, the Company had no derivative instruments or hedging activities.

YEAR 2000 STRATEGY

    The Company employs a significant number of computer software programs and computer chip controlled devices in its operations, including applications used in inventory management, distribution, financial business systems and various administrative functions. To the extent that these software applications or devices contain source code that is unable to interpret appropriately the upcoming calendar year 2000 ("Y2K") issue, the Company may experience varying levels of system failure or miscalculations. Therefore, some level of modification or even possible replacement of such source code, applications or devices will be necessary.

Y2K PROJECT METHODOLOGY AND APPROACH

    The Company's Y2K project uses a five-phase methodology and approach, of which the first two phases are "work-in-progress" phases and are being updated on an on-going basis. The five phases of the Company's Y2K project are as follows:

    Phase I - Inventory. The Company collects a comprehensive list of items that may be affected by Y2K issues. Item categories are defined as facilities ("Facilities"), hardware ("Hardware"), software ("Software"), vendor hardware and software ("Non-EB"), and system feeds and interfaces ("Interfaces"). As of January 30, 1999, the Company had inventoried approximately 90% of items that it believes may be affected by the Y2K issue.

    Phase II - Assessment. The Company evaluates the inventory to determine which items will function properly with the change to the new century and ranks items based on their potential impact to the Company. Each Item is assigned a priority as follows:

     "Critical": Will potentially impair the company's ability to do business should the item fail.
     "Important": Will adversely affect some productivity should the item fail. "Inconvenient": Will cause minor inconvenience should the item fail. "Non-Essential": Will have no impact should the item fail.

    Based on assigned priorities from phase I and II, the following three phases will be carried out to the Critical items first, followed by the Important items, then the Inconvenient items and finally the Non-Essential items if resources are available. The Company is committed and on track to remediate all Critical and Important items before July 31, 1999.

    Phase III - Remediation. The Company analyzes the items affected by Year 2000, identifying problem areas and repairing non-compliant items.

    Phase IV - Testing. The Company performs a thorough test of all remediated systems, including present and forward date testing to simulate dates in Year 2000.

    Phase V - Implementation. The Company places all items that have been remediated and successfully tested into production.

SUPPLIER ELECTRONIC DATA INTERCHANGE (EDI) STATUS

    As a retailer, the majority of products the Company resells are purchased from a relatively small group of manufacturers and/or distributors. In order to efficiently communicate with these companies, EDI was deployed wherever possible. At the end of fiscal 1999, the Company had upgraded to the Y2K compliant EDI "4010" format. However, since a good portion of the Company's suppliers are still using non-compliant EDI formats, the Company will continue using the "3020" and "3040" formats with these non-compliant suppliers. These suppliers are being tracked in the Company's Y2K project database, and every effort will be made to facilitate 100% Y2K compliance with these suppliers. In case some suppliers are still Y2K non-compliant by December 31, 1999, the Company's contingency plan is to communicate with them through facsimile, mail and/or modem transmissions.

INTERNATIONAL SUBSIDIARIES AND DOMESTIC DISTRIBUTION CENTERS

    The Company operates retail stores in Australia, Canada, Puerto Rico and Korea with regional sales offices in all but Puerto Rico. In addition, the Company ships products out of its own distribution centers as well as third-party distribution centers in the continental United States. Instead of deploying and replicating distributed systems at each of these locations, the Company implemented a centralized computing environment with telecommunication networks. This approach simplified the Y2K impact to the Company as a whole since these locations do not have any Critical systems with which to contend. Most, if not all, desktop applications and computers are the same as those at the Company's headquarters. Accordingly, these sites should be less prone to Y2K problems. Nonetheless, the Company has started to inventory and assess these systems and will follow immediately with any necessary remediation, testing and implementation. All locations are expected to be rid of Critical, if any, and Important Y2K issues by July 31, 1999.

OVERALL Y2K PROJECT STATUS BY PRIORITY (AS OF APRIL 12, 1999)

                                Complexity          Y2K             Y2K            Y2K           Compliant
    Priority         Count       Unit (1)        Ready (2)      Tested (3)    Compliant (4)       By (5)
------------------  ---------  --------------  --------------  -------------- ---------------  --------------
Critical                  66            1007          87.69%          77.36%          77.26%       7/31/1999
Important                147             284          46.13%          20.07%          19.72%       7/31/1999
Inconvenient              32              37          78.38%          37.84%          32.43%       9/30/1999
Non-essential              4               4         100.00%           0.00%           0.00%             TBD

--------------

(1) Complexity Unit: Measures the aggregate complexity of all items within a priority group based on resources such as people-hour, time and material required. The scale ranges from 1 to 700 per item, with 1 representing the lease amount of complexity.

(2) Y2K Ready: The percentage of the items within a priority group as to which the Company has received assurances by external providers or believes that through its own remedial action will be able to process Year 2000 dates correctly.

(3) Y2K Tested: The percentage of the items within a priority group for which the Company has begun internal testing for Y2K compliance.

(4) Y2K Compliant: The percentage of the items within a priority group which the Company believes to be Y2K compliant.

(5) Compliant By: Date by which the Company expects that the entire priority group will be Y2K compliant.


    The Company expects that the aggregate cost of its identification, assessment, remediation, replacement, testing and implementation efforts related to the Y2K issue will not exceed $900,000 and that these expenditures will be funded from operating cash flows. As of January 30, 1999, the Company had incurred costs of approximately $520,000 related to the Y2K issue, including analysis, remediation, repair, or replacement of existing software, and upgrades to existing software which have been expensed as incurred. The Company's estimates of the costs of achieving Y2K compliance and the dates by which Y2K compliance will be completed are based on management's best estimate and include assumptions as to the availability of technical skills of Company associates and independent contractors, timely compliance by its business partners, and other factors.

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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company invests cash balances in excess of operating requirements in short-term investment grade securities, generally with maturities of 90 days or less. In addition, the Company's revolving credit facility provides for borrowings which bear interest at variable rates based on either the bank's base rate or LIBOR plus 250 basis points. The Company had no borrowings outstanding pursuant to the revolving credit facility as of January 30, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

    The Company has retail operations in various foreign countries. The Company is subject to currency exchange rate and currency devaluation risks due to these operations. Since over 90% of the Company's net sales are domestic, the Company does not believe that Currency exchange rate fluctuations would have a material adverse effect on the Company's results of operations and financial condition and, accordingly, does not hedge its risk in this area. The Company intends to monitor its exposure to these risks and reevaluate its hedging strategies as appropriate.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----
Independent Auditors' Report                                                                       26
Consolidated Balance Sheets                                                                        27
Consolidated Statements of Income                                                                  28
Consolidated Statements of Stockholders' Equity                                                    29
Consolidated Statements of Cash Flow                                                               30
Notes to Consolidated Financial Statements                                                         31

                           INDEPENDENT AUDITORS REPORT


The Board of Directors and Stockholders
Electronics Boutique Holdings Corp.:

We have audited the accompanying consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of January 31, 1998 and January 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 30, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronics Boutique Holdings Corp. and subsidiaries as of January 31, 1998 and January 30, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 1999, in conformity with generally accepted accounting principles.

                                  /s/ KPMG LLP

Philadelphia, PA
March 16, 1999

                   ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                             JANUARY 31,        JANUARY 30,
Assets                                                                          1998                1999
                                                                          ------------------  -----------------
Current assets:
     Cash and cash equivalents                                          $        20,639,610 $       42,006,179
     Accounts receivable:
        Trade and vendors                                                         2,618,382          4,010,293
        Other                                                                     1,754,691          1,516,085
     Due from affiliates (note 8 )                                                2,890,554            984,096
     Merchandise inventories                                                     52,973,314         65,433,008
     Deferred tax asset (note 13)                                                         -          2,694,000
     Prepaid expenses                                                             2,837,647            969,949
                                                                          ------------------  -----------------
Total current assets                                                             83,714,198        117,613,610
                                                                          ------------------  -----------------

Property and equipment:
     Leasehold improvements                                                      40,226,726         46,933,403
     Fixtures and equipment                                                      24,884,217         32,362,909
     Building                                                                     6,200,950                  -
     Land                                                                           632,806                  -
     Construction in progress                                                       556,663          1,087,964
                                                                          ------------------  -----------------
                                                                                 72,501,362         80,384,276
     Less accumulated depreciation and amortization                              32,535,305         37,349,298
                                                                          ------------------  -----------------
Net property and equipment                                                       39,966,057         43,034,978

Investment in affiliated company (note 8 )                                       11,025,345                  -
Goodwill and other intangible assets, net of accumulated amortization
     of $120,151 and $482,961 as of January 31, 1998 and January 30, 1999         2,190,766          1,898,395
Deferred tax asset (note 13)                                                              -          6,319,000
Other assets                                                                      5,894,374          3,181,566
                                                                          ------------------  -----------------
Total assets (note 4)                                                   $       142,790,740 $      172,047,549
                                                                          ------------------  -----------------
                                                                          ------------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving credit facility (note 4 )                                $                 - $                -
     Current portion of long-term debt (note 4 )                                  2,400,396             99,996
     Accounts payable                                                            83,713,983         90,835,578
     Accrued expenses (note 3 )                                                  14,545,119         19,625,068
     Income taxes payable                                                           782,988         10,144,023
                                                                          ------------------  -----------------
Total current liabilities                                                       101,442,486        120,704,665
                                                                          ------------------  -----------------

Long-term liabilities:
     Notes payable (note 4 )                                                     10,541,149              8,353
     Deferred rent                                                                2,408,579          2,492,140
                                                                          ------------------  -----------------
Total liabilities                                                               114,392,214        123,205,158
                                                                          ------------------  -----------------

Commitments (note 2 )

Stockholders' equity (notes 10 and 12)
     Preferred stock - authorized 25,000,000 shares; $.01 par value;
         no shares issued and outstanding at January 30, 1999                             -                  -
     Common stock - authorized 100,000,000 shares; $.01 par value;
        20,169,200 shares issued and outstanding at January 30, 1999                      -            201,692
     Common stock:
        Class A - authorized 5,000 shares; $.10 par value;
            1,900 shares issued and outstanding at January 31, 1998                     190                  -
        Class B - authorized 25,000 shares; $.10 par value;
            21,000 shares issued and outstanding at January 31, 1998                  2,100                  -
     Partners' capital of EB Services Company LLP at January 31, 1998                 1,000                  -
     Additional paid-in capital                                                   7,584,365         31,541,428
     Accumulated other comprehensive expense                                     (1,023,493)          (686,920)
     Retained earnings                                                           21,834,364         17,786,191
                                                                          ------------------  -----------------

Total stockholders' equity                                                       28,398,526         48,842,391
                                                                          ------------------  -----------------

Total liabilities and stockholders' equity                              $       142,790,740 $      172,047,549
                                                                          ------------------  -----------------
                                                                          ------------------  -----------------

See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                       YEARS ENDED
                                                                          --------------------------------------
                                                                          FEBRUARY 1,  JANUARY 31,   JANUARY 30,
                                                                             1997         1998          1999
                                                                          -----------  ------------  -----------
Net sales                                                               $ 337,058,946 $449,179,603 $ 570,514,060
Management fees                                                             2,526,107    4,791,553     3,404,862
                                                                          -----------  ------------  -----------
Total revenues                                                          $ 339,585,053 $453,971,156 $ 573,918,922
                                                                          -----------  ------------  -----------

Costs and expenses:
    Costs of merchandise sold, including freight                          252,812,925  338,497,642   431,743,771
    Selling, general and administrative (notes 5 and 6 )                   69,827,537   87,002,305    99,972,451
    Depreciation and amortization (notes 7 and 8 )                          6,615,268    7,996,506     9,774,388
                                                                          -----------  ------------  -----------

Operating income                                                          10,329,323    20,474,703   32,428,312
Equity in earnings (loss) of affiliates (note 5)                            (573,462)    2,902,780     (160,575)
Interest expense, net of interest income of $1,121,562, $1,217,337 and
    $829,631 in fiscal years 1997, 1998 and 1999, respectively             1,298,296     1,380,046      289,188
Preacquisition loss of subsidiaries                                                -       913,028            -
                                                                          -----------  ------------  -----------

Income before income taxes                                                 8,457,565    22,910,465   31,978,549
Income tax expense (note 13)                                                 550,000       846,280   11,693,270
                                                                          -----------  ------------  -----------

Net income                                                              $  7,907,565  $ 22,064,185 $ 20,285,279
                                                                          -----------  ------------  -----------
                                                                          -----------  ------------  -----------
PRO FORMA DATA (UNAUDITED) (NOTE 9 ):

Income before income taxes                                              $  8,457,565  $ 22,910,465 $ 31,978,549
Pro forma income taxes                                                     3,513,265     9,415,631   11,866,084
                                                                          -----------  ------------  -----------

Pro forma net income                                                    $  4,944,300  $ 13,494,834 $ 20,112,465
                                                                          -----------  ------------  -----------
                                                                          -----------  ------------  -----------
Pro forma net income per share - basic                                  $       0.31  $       0.85 $       1.12
                                                                          -----------  ------------  -----------
                                                                          -----------  ------------  -----------
Pro forma weighted average shares outstanding - basic                     15,794,200    15,794,200   18,029,777
                                                                          -----------  ------------  -----------
                                                                          -----------  ------------  -----------
Pro forma net income per share - diluted                                $       0.31  $       0.85 $       1.11
                                                                          -----------  ------------  -----------
                                                                          -----------  ------------  -----------
Pro forma weighted average shares outstanding - diluted                   15,794,200    15,794,200   18,084,109
                                                                          -----------  ------------  -----------
                                                                          -----------  ------------  -----------


See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                              CLASS A                 CLASS B
                                     PREFERRED STOCK        COMMON STOCK            COMMON STOCK                COMMON STOCK
                                     ---------------        ------------            ------------          ------------------------
                                    SHARE     AMOUNT     SHARE        AMOUNT     SHARE       AMOUNT       SHARE          AMOUNT
                                    -----     ------     -----        ------     -----       ------       -----          ------
Balance, Feb. 3, 1996                    - $         -      1,900 $        190     21,000 $     2,100              - $          -
Net income                               -           -          -            -          -           -              -            -
Distributions                            -           -          -            -          -           -              -            -
                                    ------ -----------     ------ ------------     ------ -----------     ---------- ------------
Balance, Feb. 1, 1997                    -           -      1,900          190     21,000       2,100              -            -

Capital contribution                     -           -          -            -          -           -              -            -
Comprehensive income:
  Net income                             -           -          -            -          -           -              -            -
  Foreign currency translation           -           -          -            -          -           -              -            -
Total comprehensive income

Distributions                            -           -          -            -          -           -              -            -
                                    ------ -----------     ------ ------------     ------ -----------     ---------- ------------
Balance, Jan. 31, 1998                   -           -      1,900          190     21,000       2,100              -            -

Effects of reorganization (note 1)       -           -     (1,900)        (190)   (21,000)     (2,100)    20,169,200      201,692
Comprehensive income:
  Net income                             -           -          -            -          -           -              -            -
  Foreign currency translation           -           -          -            -          -           -              -            -
Total comprehensive income

 Distributions                           -           -          -            -          -           -              -            -
                                    ------ -----------     ------ ------------     ------ -----------     ---------- ------------
Balance Jan. 30, 1999                    - $         -          - $          -          - $         -     20,169,200 $    201,692
                                    ------ -----------     ------ ------------     ------ -----------     ---------- ------------
                                    ------ -----------     ------ ------------     ------ -----------     ---------- ------------


                                                                           ACCUMULATED
                                     PARTNERS' CAPITAL    ADDITIONAL          OTHER                             TOTAL
                                      OF EB SERVICES       PAID-IN        COMPREHENSIVE        RETAINED     STOCKHOLDERS'
                                       COMPANY LLP         CAPITAL            INCOME           EARNINGS         EQUITY
                                       -----------         -------            ------           --------         ------
Balance, Feb. 3, 1996                $              - $      7,584,365 $                - $     9,862,614 $     17,449,269
Net income                                          -                -                  -       7,907,565        7,907,565
Distributions                                       -                -                  -      (5,000,000)      (5,000,000)
                                     ---------------- ---------------- ------------------ --------------- ----------------
Balance, Feb. 1, 1997                                        7,584,365                         12,770,179       20,356,834

Capital contribution                            1,000                -                  -               -            1,000
Comprehensive income:
  Net income                                        -                -                  -      22,064,185       22,064,185
  Foreign currency translation                      -                -         (1,023,493)              -       (1,023,493)
                                                                                                          ----------------
Total comprehensive income                                                                                      21,040,692
                                                                                                          ----------------
                                                                                                          ----------------
Distributions                                       -                -                  -     (13,000,000)     (13,000,000)
                                     ---------------- ---------------- ------------------ --------------- ----------------
Balance, Jan. 31, 1998                          1,000        7,584,365         (1,023,493)     21,834,364       28,398,526
Effects of reorganization (note 1)             (1,000)      23,957,063                  -      (3,813,796)      20,341,669
Comprehensive income:
  Net income                                        -                -                  -      20,285,279       20,285,279
  Foreign currency translation                      -                -            336,573               -          336,573
                                                                                                          ----------------
Total comprehensive income                                                                                      20,621,852
                                                                                                          ----------------
                                                                                                          ----------------
 Distributions                                      -                -                  -     (20,519,656)     (20,519,656)
                                     ---------------- ---------------- ------------------ --------------- ----------------
Balance Jan. 30, 1999                $              - $     31,541,428 $         (686,920)$    17,786,191 $     48,842,391
                                     ---------------- ---------------- ------------------ --------------- ----------------
                                     ---------------- ---------------- ------------------ --------------- ----------------

                     ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED
                                                                ------------------------------------------------
                                                                 FEBRUARY 1,      JANUARY 31,     JANUARY 30,
                                                                     1997             1998            1999
                                                                ---------------  --------------- ---------------
Cash flows from operating activities:
    Net income                                                $      7,907,565 $     22,064,185 $    20,285,279
    Adjustments to reconcile net income to cash provided by
       operating activities:
          Depreciation of property and equipment                     6,555,142        7,571,301       9,375,766
          Amortization of other assets                                  60,126          425,205         398,622
          Loss on disposal of property and equipment                 1,170,182          620,916         292,623
          Equity in loss of affiliates                                 126,975       (2,902,780)        160,575
          Loss on investment in affiliated companies                   446,487                -               -
          Changes in assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                                   (471,533)         385,737        (828,692)
                Due from affiliates                                   (688,891)      (2,142,774)      1,906,739
                Merchandise inventories                             (5,646,658)          95,212     (12,309,661)
                Prepaid expenses                                         2,279          (27,311)      1,882,619
                Other long-term assets                                 173,570       (1,641,573)     (1,247,378)
             (Decrease) increase in:
                Accounts payable                                    21,806,206        8,348,016       4,993,290
                Accrued expenses                                     4,832,902        1,619,154       7,071,901
                Due to affiliate                                       402,478       (1,981,194)     (9,453,597)
                Income taxes payable                                   455,187          213,047       8,168,826
                Deferred rent                                          (74,711)        (368,059)         79,647
                                                                ---------------  --------------- ---------------
Net cash provided by in operating activities                        37,057,306       32,279,082      30,776,559
                                                                ---------------  --------------- ---------------
Cash flows used in investing activities:
    Purchases of property and equipment                             (8,610,265)     (18,470,432)    (19,573,171)
    Proceeds from disposition of assets                                275,722           12,455         132,592
    Net cash from businesses acquired                                        -        2,922,411               -
    Purchase of investment securities in affiliate                           -       (2,215,933)              -
                                                                ---------------  --------------- ---------------
Net cash used in investing activities                               (8,334,543)     (17,751,499)    (19,440,579)
                                                                ---------------  --------------- ---------------
Cash flows from financing activities:
    Distributions                                                   (5,000,000)     (13,000,000)    (19,950,573)
    Net proceeds under revolving credit facility                   (10,000,000)               -               -
    Proceeds from (repayments of) long-term debt                    23,400,004      (24,514,276)    (12,896,594)
    Proceeds from equity offering                                            -                -      54,962,500
    Capital contribution                                                     -            1,000               -
    Net cash retained by predecessors                                        -                -     (12,375,535)
                                                                ---------------  --------------- ---------------
Net cash provided by (used in) financing activities                  8,400,004      (37,513,276)      9,739,798
                                                                ---------------  --------------- ---------------

Effects of exchange rates on cash                                            -       (1,102,543)        290,791

Net increase (decrease) in cash and cash equivalents                37,122,767      (24,088,236)     21,366,569
Cash and cash equivalents, beginning of period                       7,605,079       44,727,846      20,639,610
                                                                ---------------  --------------- ---------------
Cash and cash equivalents, end of period                      $     44,727,846 $     20,639,610 $    42,006,179
                                                                ---------------  --------------- ---------------
                                                                ---------------  --------------- ---------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Interest                                               $      2,970,932 $      2,714,593 $     1,207,210
       Income taxes                                                     89,659          672,842       2,853,773

See accompanying notes to consolidated financial statements.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FORMATION OF THE COMPANY
    Immediately prior to its initial public offering, Electronics Boutique Holdings Corp. and its subsidiaries (collectively, the "Company") was formed and acquired substantially all of the operating assets and liabilities of its predecessors, The Electronics Boutique, Inc. and its subsidiaries and EB Services Company LLP (collectively, "EB Group") for shares of the Company. This acquisition has been treated as an acquisition between entities under common control and, therefore, reflected at historical cost. The EB Group retained certain assets including cash, accounts receivable, real estate, the cash surrender value of certain split dollar life insurance policies and the ownership of approximately 25% of Electronics Boutique Plc.

    DESCRIPTION OF BUSINESS
    The Company is among the world's largest specialty retailers of electronic games. The Company operates in only one business segment, as substantially all of its revenues, net income and assets are derived from its primary products of video games and personal computer entertainment software, supported by the sale of video game hardware, PC productivity software and accessories.

    The Company and its predecessors had 360, 452 and 528 operating retail stores throughout the United States, Puerto Rico, Canada, Australia and South Korea at February 1, 1997, January 31, 1998 and January 30, 1999, respectively. Total revenues from the U.S. and foreign operations were 91% and 9%, respectively, in fiscal 1999. Long-lived assets located in the United States and foreign countries were 89% and 11%, respectively, in fiscal 1999. The Company also operates a mail order business and sells product via the World Wide Web. Approximately 30%, 36% and 31% of fiscal 1997, fiscal 1998, and fiscal 1999 sales, respectively, were generated from merchandise purchased from its three largest vendors.

    FISCAL YEAR-END
    The fiscal year ends on the Saturday nearest January 31. Accordingly, the financial statements for the years ended February 1, 1997 (fiscal "1997"), January 31, 1998 (fiscal "1998") and January 30, 1999 (fiscal "1999") each include 52 weeks of operations.

    PRINCIPLES OF CONSOLIDATION AND COMBINATION
    The consolidated financial statements include the financial position and results of operations of the Company since its initial public offering on July 28, 1998. Prior to that date, the consolidated financial statements include the financial position and results of operations of the EB Group. All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    REVENUE RECOGNITION
    Retail sales are recognized as revenue at point of sale. Mail order and internet sales are recognized as revenue upon shipment. Management fees are recognized in the period that related services are provided. Sales are recorded net of estimated allowance for sales returns and allowances.

    CASH AND CASH EQUIVALENTS
    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for cash flow purposes.

    MERCHANDISE INVENTORIES
    Merchandise is valued at the lower of cost or market. Cost is determined principally by a weighted-average method.

    PROPERTY AND EQUIPMENT
    Property and equipment is recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The estimated useful lives are as follows:

Leasehold improvements...............                Lesser of 10 years or the lease term
Furniture and Fixtures...............                5 years
Computer equipment...................                3 years
Building.............................                30 years

    Included in selling, general and administrative costs for fiscal years 1997, 1998, and 1999, are losses of $1,170,000, $556,000 and $293,000, respectively, primarily related to the write-off of the net book value of property and equipment associated with the closing of nine stores in each of fiscal 1997 and 1998 and ten stores fiscal 1999 and the remodeling of several stores each year.

    DEFERRED REVENUE
    The Company defers revenue related to the sale of frequent buyer cards which entitle the cardholder to receive discounts on purchases for one year from the date of purchase. Revenue is recognized over the one year period the card is valid based on expected usage.

    Amounts received under the Company's pre-sell program are recorded as a liability. Revenue is recognized when the customer receives the related product. Certain affinity programs include promotional gifts to customers that are supplied by vendors at no cost to the Company.

    GOODWILL AND OTHER INTANGIBLES
    Costs in excess of fair value of net assets acquired are being amortized on a straight-line basis over periods of up to ten years. The Company assesses the recoverability of goodwill and other intangibles by determining whether the remaining balance can be recovered through projected cash flows.

    OTHER ASSETS
    Other assets consist principally of life insurance programs for certain key executives and security deposits.

    COMPUTER SOFTWARE COSTS
    The Company capitalizes significant costs to acquire management information systems software and significant external costs of system improvements. Computer software costs are amortized over estimated useful lives of three to five years.

    RETAINED EARNINGS
    Retained earnings, which represent undistributed earnings of Electronics Boutique Plc, totaled approximately $1,900,000 at January 31, 1998.

    LEASING EXPENSES
    The Company recognizes lease expense on a straight-line basis over the term of the lease when lease agreements provide for increasing fixed rentals. The difference between lease expense recognized and actual payments made is included in deferred rent and prepaid expenses on the balance sheet.

    PREOPENING COSTS AND ADVERTISING EXPENSE
    Preopening and start-up costs for new stores are charged to operations as incurred. Costs of advertising and sales promotion programs are charged to operations, offset by vendor reimbursements, as incurred.

    VENDOR PROGRAMS
    The Company receives manufacturer reimbursements for certain training, promotional and marketing activities that offset the expenses of these activities. The expenses and reimbursements are reflected in selling, general and administrative expenses, as incurred or received.

    FOREIGN CURRENCY
    The accounts of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the year. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a foreign currency translation adjustment in the statements of stockholders' equity. Transaction gains and losses are included in net income.

    The Company currently does not hedge currency exchange rate risk and does not currently believe that currency exchange rate fluctuations have a material adverse effect on its results of operations and financial condition.

    COMPREHENSIVE INCOME
    Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company has included the required information in the Statement of Stockholders' Equity. Accumulated Other Comprehensive Income includes foreign currency translation adjustments.

    INCOME TAXES
    The Company is subject to federal and state income taxes as a C corporation whereas the EB Group had been treated as an S corporation and a partnership for federal and certain state income tax purposes resulting in taxable income being passed through to the shareholders and partners. For purposes of comparison, a pro forma tax charge has been reflected on the statements of income to show the results of operations as if the EB Group had been subject to taxes as a C corporation.

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    NET INCOME PER SHARE
    Basic income per share is calculated by dividing net income by the weighted average number of shares of the Company's Common Stock outstanding during the period. Diluted income per share is calculated by adjusting the weighted average common shares outstanding for the dilutive effect of common stock equivalents related to stock options.

    USE OF ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS
    The Company's financial instruments are accounts receivable, accounts payable, long-term debt, and certain long-term investments. The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of long-term debt approximates fair value based on current rates available to the Company for debt with similar maturities. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The fair market value of the investment in affiliated company is described in note 8.

(2) COMMITMENTS

    LEASE COMMITMENTS
    At January 30, 1999, the future annual minimum lease payments under operating leases for the following five fiscal years and thereafter were as follows:


                                                   Retail
                                                    Store           Distribution          Total lease
                                                  Locations          facilities           commitments
                                             -----------------    ----------------   -------------------

Fiscal 2000...........................        $    24,575,877     $       905,105     $      25,480,982
Fiscal 2001...........................             22,964,358             403,833            23,368,191
Fiscal 2002...........................             21,536,184             101,361            21,637,545
Fiscal 2003...........................             19,661,521              44,730            19,706,251
Fiscal 2004...........................             16,903,742                   -            16,903,742
Thereafter............................             49,625,741                   -            49,625,741
                                             -----------------    ----------------   -------------------

                                              $   155,267,424     $     1,455,029     $     156,722,453
                                             -----------------    ----------------   -------------------
                                             -----------------    ----------------   -------------------


    The total future minimum lease payments include lease commitments for new retail locations not in operation at January 30, 1999, and exclude contingent rentals based upon sales volume and owner expense reimbursements. The terms of the operating leases for the retail locations provide that, in addition to the minimum lease payments, the Company is required to pay additional rent to the extent retail sales, as defined, exceed amounts set forth in the lease agreements and to reimburse the landlord for the Company's proportionate share of the landlord's costs and expenses incurred in the maintenance and operation of the shopping mall. Contingent rentals were approximately $5,422,000, $8,132,000 and $10,695,000 in fiscal 1997, fiscal 1998,and fiscal 1999, respectively. Rent expense, including contingent rental amounts, was approximately $28,448,000, $35,138,000 and $43,008,000 in fiscal 1997, fiscal
1998 and fiscal 1999, respectively.

    Certain of the Company's lease agreements provide for varying lease payments over the life of the leases. For financial statement purposes, rental expense is recognized on a straight-line basis over the original term of the agreements. Actual lease payments are greater than (less than) the rental expense reflected in the statements of operations by approximately $75,000, $368,000 and ($84,000) for fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

(3)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                    January 31,           January 30,
                                                                        1998                  1999
                                                               --------------------  --------------------
Employee compensation and related taxes                        $         4,442,430   $         5,801,742
Gift certificates, customer deposits and deferred revenue                3,231,958             4,758,197
Accrued rent                                                             3,179,749             4,152,666
Other accrued liabilities                                                3,690,982             4,912,463
                                                               --------------------  --------------------

Total                                                          $        14,545,119   $        19,625,068
                                                               --------------------  --------------------
                                                               --------------------  --------------------

(4) DEBT

    The EB Group had available a revolving credit facility allowing for maximum borrowings of $17,000,000 at January 31, 1998. There were no outstanding amounts at January 31, 1998 on this facility. The EB Group had a second revolving credit facility allowing for maximum borrowings of $1,000,000 at January 31, 1998. There was no outstanding balance at January 31, 1998 on this facility. The Company had available a revolving credit facility allowing for maximum borrowings of $50,000,000 at January 30, 1999. The revolving credit facility expires and is repayable on March 16, 2001. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or the bank's base rate of interest, at the Company's option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. There was no outstanding balance at January 30, 1999 on this facility.


    Long-term debt at January 31, 1998 and January 30, 1999 is summarized as follows:

                                                                            January 31,       January 30,
                                                                               1998              1999
                                                                        -----------------  ----------------
Bank term loan; interest payable monthly at the bank's prime rate
(8.50% at January 31, 1998). Principal payments of $500,000 payable
semi-annually.                                                          $      5,000,000   $             -

Bank term loan; interest payable monthly at the bank's prime rate
(8.50% at January 31, 1998). Five semi-annual principal payments of $250,000 on every July 1 and February 1, commencing on July 1, 1996 and continuing through July 1, 1998, with the balance payable
January 31, 1999.                                                              4,000,000                 -

Promissory note, maturing on February 1, 2000 with interest and principal payable monthly at 6.00% as of January 31, 1998 and
January 30, 1999.                                                                208,345           108,349

Bank term loan; interest payable monthly at the U.S. prime rate plus
0.125% (8.625% at January 31, 1998). Principal payments of $66,700,
payable monthly.                                                               3,733,200                 -
                                                                        -----------------  ----------------

                                                                              12,941,545           108,349
Less current installments..................................                    2,400,396            99,996
                                                                        -----------------  ----------------

                                                                         $    10,541,149   $         8,353

                                                                        -----------------  ----------------
                                                                        -----------------  ----------------


(5) RELATED PARTY TRANSACTIONS

    LOANS AND ADVANCES FROM AFFILIATES
    During fiscal 1997, the EB Group borrowed varying amounts from a company affiliated through common ownership. The advances bear interest at the prime rate plus 0.25%. The EB Group and Electronics Boutique Holdings Corp. had no outstanding borrowings from affiliates at January 31, 1998 and January 30, 1999, respectively. Interest expense on affiliate borrowings was approximately $250,000 for fiscal 1997 and $0 for fiscal 1998 and fiscal 1999.

    TRANSACTIONS WITH AFFILIATES
    Insurance and other expenses are paid to an affiliated company through intercompany billings. The amount of these expenses was approximately $575,000, $431,000 and $41,000 for fiscal 1997, fiscal 1998 and fiscal 1999, respectively, and is included in selling, general and administrative expenses.

    Equity in earnings (loss) of affiliates includes the following:

                                                 Fiscal 1997          Fiscal 1998          Fiscal 1999
                                              ------------------   ------------------    -----------------
EB International, Inc..................       $       (373,031)    $               -     $              -
Electronics Boutique Canada, Inc.......                (73,456)                    -                    -
Electronics Boutique, Plc..............               (126,975)            2,902,780            (160,575)
                                              ------------------   ------------------    -----------------

                                              $       (573,462)    $       2,902,780     $      (160,575)
                                              ------------------   ------------------    -----------------
                                              ------------------   ------------------    -----------------

    The Company leases its headquarters and its primary distribution center, which are located in a single 140,000 square foot building on several acres in West Chester, Pennsylvania, from a majority shareholder. The lease has a two year term expiring on May 30, 2000 and includes an option to purchase the property for $6.7 million.

(6) CONSULTING AGREEMENT

    In July 1993, the EB Group entered into a consulting agreement with a business that owns and operates retail stores. The Company provides consulting, management, administrative, marketing, and advertising assistance to this retail business. The Company received $641,000, $633,000 and $476,000 during fiscal 1997, fiscal 1998 and fiscal 1999, respectively, as reimbursement for incremental costs incurred based on a formula as defined. Amounts owed to the Company for these items and trade credit at January 31, 1998 and January 30, 1999 are included in accounts receivable. Reimbursements offset selling, general and administrative expenses. Based on certain performance criteria as defined, the Company can also earn a performance fee. No performance fee was earned for fiscal 1997 and fiscal 1998 and $400,000 was earned for fiscal 1999.

(7) ACQUISITIONS

    EB CANADA
    In September 1993, the EB Group advanced funds to obtain a 50% interest in a Canadian corporation ("EB Canada") formed for the purpose of selling computer, video games and hand-held entertainment hardware, software, and related peripherals and accessories in shopping malls throughout Canada. The EB Group purchased the remaining 50% of EB Canada in October 1997 for $727,000 and now owns 100% of EB Canada. The fair value of assets acquired totaled $3,879,000, while liabilities assumed totaled $4,332,000 resulting in goodwill of $1,180,000, which is being amortized over the expected period of benefit of ten years. The EB Group consolidated the results of operations of EB Canada since the beginning of fiscal 1998. The $236,000 loss of EB Canada prior to the acquisition of the remaining 50% by the EB Group in fiscal 1998 has been included in preacquisition loss of subsidiaries on the consolidated and combined statement of income. The pro forma effect of the acquisition is not material to fiscal 1997. Prior to fiscal 1998, the investment in EB Canada was accounted for under the equity method of accounting and, accordingly, the EB Group's proportionate interest in net income and losses has been reflected in the statements of income.

    EB INTERNATIONAL
    In fiscal 1996, the EB Group formed a subsidiary, EB International, Inc., to establish a 50% interest in a joint venture with a Korean company to operate a chain of retail stores that sells computer software, video games, accessories, and supplies in South Korea. Prior to fiscal 1998, the investment in the joint venture was accounted for under the equity method of accounting and, accordingly, the EB Group's proportionate interest in net income and losses has been reflected in the statements of income. In fiscal 1998 EB International acquired the remaining 50% interest in the joint venture with $611,000 of additional funds provided by the EB Group. The fair value of assets acquired totaled $3,579,000, while liabilities assumed totaled $3,497,000 resulting in goodwill of $529,000 that is being amortized over the expected period of benefit of ten years. The EB Group has consolidated the results of operations of the joint venture since the beginning of fiscal 1998. The $677,000 loss of the joint venture prior to the acquisition of the remaining 50% by the EB Group in fiscal 1998 has been included in preacquisition loss of subsidiaries on the consolidated and combined statement of income. The pro forma effect of the acquisition is not material to fiscal 1997.

(8) INVESTMENT IN AFFILIATED COMPANY

    In fiscal 1996, the EB Group acquired 25 percent of the outstanding shares of Electronics Boutique Plc (formerly Rhino Group Plc). The EB Group accounted for the investment in Electronics Boutique Plc under the equity method, which requires the EB Group to recognize goodwill and 25 percent of the results of operations of Electronics Boutique Plc from the date of acquisition in fiscal 1996.

    The goodwill has been amortized over the expected period of benefit of 10 years. The $3,200,000 of goodwill from this transaction resulted in amortization expense of $321,000 in each of fiscal 1997 and fiscal 1998, and $161,000 in fiscal 1999. The carrying value of the investment exceeded the EB Group's 25 percent share of the underlying net assets of Electronics Boutique Plc by the amount of goodwill.

    At January 31, 1998 the fair market value of the investment was $52,615,000 based on the closing market price quotation of the London Stock Exchange. The investment in Electronics Boutique Plc was retained by a predecessor company prior to completion of the initial public offering by the Company in July, 1998.

    In fiscal 1996, the EB Group entered into a services agreement with Electronics Boutique Plc to provide consulting, management, training, and advertising assistance which expires on January 31, 2006. The agreement was assigned to the Company. The agreement provides for a fee to be paid to the EB Group based on a formula of 1% of adjusted sales and if budgeted profits are exceeded for the year, a bonus equal to 25% of such excess. For fiscal 1998, a bonus was earned in the amount of $2,206,000. The management fee receivable, which is included in due from affiliates, was $2,826,000 and $879,000 at January 31, 1998 and January 30, 1999. Included in management fees for fiscal 1997, fiscal 1998 and fiscal 1999 was $1,092,000, $1,953,000 and $2,529,000, respectively. Additionally, the agreement provides that the Company is to be reimbursed by Electronics Boutique Plc for all reasonable travel and subsistence expenses incurred by employees of the Company during their performance of the agreement. At January 31, 1998 and January 30, 1999, amounts outstanding for these expenses were $52,000 and $105,000, respectively, and are included in due from affiliates.

    Summary financial information for Electronics Boutique Plc, a UK company, as of and for the years ended February 1, 1997 and January 31, 1998, are as follows:

                                                           February 1,          January 31,
                                                              1997                 1998
                                                      -------------------  -------------------
Current Assets...................................       $      29,486,000    $      49,404,000
Current Liabilities..............................              22,201,000           31,338,000
                                                      -------------------  -------------------

Working Capital..................................               7,285,000           18,016,000
Property, Plant and Equipment, Net...............              13,698,000           15,987,000
                                                      -------------------  -------------------

Other Assets.....................................                  80,000                    -
Long-Term Debt...................................               2,086,000            1,825,000
                                                      -------------------  -------------------

Stockholders' Equity.............................       $      18,977,000    $      32,178,000

Sales............................................       $     116,341,000    $     203,596,000
                                                      -------------------  -------------------
                                                      -------------------  -------------------

Net Income.....................................         $         777,000    $      12,895,000
                                                      -------------------  -------------------
                                                      -------------------  -------------------



    The summary balance sheet amounts have been converted from UK pounds to U.S. dollars at year-end published exchange rates. Summary income statement amounts have been converted using average exchange rates prevailing during the respective periods.

(9) PRO FORMA STATEMENT OF INCOME INFORMATION (UNAUDITED)

    For purposes of comparison, the following pro forma information for fiscal 1997, fiscal 1998 and fiscal 1999, respectively, is presented to show pro forma income on an after-tax basis as if the EB Group had been subject to taxes as a C corporation.


                                               Fiscal 1997         Fiscal 1998        Fiscal 1999
                                               -----------         -----------        -----------
Federal statutory tax rate                           34.00   %           35.00  %           35.00  %
State income taxes, net of federal benefit            5.36                3.74               3.18
Loss of foreign subsidiaries                          1.80                0.51                  -
Other                                                 0.38                1.85               3.34
Change in valuation allowance                            -                   -              (4.41)
                                             --------------      --------------     --------------

Pro forma income tax rate                            41.54   %           41.10  %           37.11  %
                                             --------------      --------------     --------------
                                             --------------      --------------     --------------

    Set forth below are pro forma results operations for fiscal 1997, fiscal 1998 and fiscal 1999. The following table sets forth the calculation of basic and diluted net income per share:

                                                Fiscal 1997       Fiscal 1998      Fiscal 1999
                                             ----------------  ----------------  ---------------
Income before income taxes                   $     8,457,565   $    22,910,465   $   31,978,549
Pro forma income taxes                             3,513,265         9,415,631   $   11,866,084
                                             ----------------  ----------------  ---------------

Pro forma net income                               4,944,300        13,494,834       20,112,465
                                             ----------------  ----------------  ---------------
                                             ----------------  ----------------  ---------------
Pro forma net income per share - basic       $          0.31   $          0.85   $         1.12
                                             ----------------  ----------------  ---------------
                                             ----------------  ----------------  ---------------
Pr forma weighted average shares
outstanding - basic                               15,794,200        15,794,200       18,029,777
                                             ----------------  ----------------  ---------------
                                             ----------------  ----------------  ---------------
Pro forma net income per share - diluted     $          0.31   $          0.85   $         1.11
                                             ----------------  ----------------  ---------------
                                             ----------------  ----------------  ---------------
Pro forma weighted average shares
outstanding - diluted                             15,794,200        15,794,200       18,084,109
                                             ----------------  ----------------  ---------------
                                             ----------------  ----------------  ---------------

    The pro forma weighted average shares outstanding - basic reflects the effect of shares issued by the Company for the acquisition of substantially all the operating assets and liabilities of the EB Group for periods prior to the initial public offering. The pro forma weighted average shares outstanding - diluted additionally include the effect of dilutive stock options.

 (10) CAPITAL STOCK

    As of January 31, 1998, the capital structure of the EB Group consists of two classes of Common Stock, Class A and Class B. The rights, duties and privileges of the Class A and Class B common stock are identical in all respects except that the Class A shares have voting rights and Class B shares have no voting rights. In addition, preferred stock is authorized that contains a 10% non-cumulative dividend and is non-participating, non-convertible, non-redeemable and preferred as to the rights of the holders of the Class A and Class B common stock in the event of a liquidation of the EB Group.

    On July 28, 1998, the Company completed its reorganization and an initial public offering of 5,000,000 shares of its common stock. Of the 5,000,000 shares sold, 4,375,000 shares were for the account of the Company and 625,000 were for the account of the selling shareholder. The net proceeds to the Company, after deducting underwriting discounts and commissions and expenses were $54,962,500. The net proceeds were recorded as an increase to additional paid in capital and common stock. The proceeds were used, in part, to retire debt under the Company's revolving credit facility and to repay an outstanding demand note to the Company's Chairman.

(11) EMPLOYEES' RETIREMENT PLAN

    The Company provides employees with retirement benefits under a 401(k) salary reduction plan. Generally, employees are eligible to participate in the plan after attaining age 21 and completing one year of service. Eligible employees may contribute up to 17% of their compensation to the plan. Company contributions are at the Company's discretion and may not exceed 15% of an eligible employee's compensation. Company contributions to the plan are fully vested for eligible employees with five years or more of service. Contributions under this plan were approximately $357,000, $302,000 and $389,000 in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

(12) EQUITY PARTICIPATION PLAN

    The Company, in connection with its initial public offering, adopted an equity participation plan pursuant to which 2,100,000 shares of common stock were reserved for issuance upon the exercise of stock options granted to employees, consultants and directors. The exercise price of option granted under this plan may not be less than fair market value per share of common stock at grant date; options become exercisable one to three years after the grant date and expire over a period of not more than ten years. Exercisability is accelerated on a change in control of the Company, as defined in the plan.

    Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standard ("FAS") No.123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1999: risk free interest rate of 4.55%; dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of 50.0%; and a weighted average expected life of the options of 3.5 years.

    The Company's relatively limited period of time as a public company makes the determination of volatility difficult. For purposes of the FAS 123 calculation, the estimated volatility was determined by reviewing the volatilities of publicly traded retail companies with similar characteristics.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         Fiscal 1999
                                                   ---------------------
Net income:
    As reported (pro forma)                        $         20,112,465
    Pro forma net income                           $         19,234,620
Pro forma income per common share:
    Basic                                          $               1.07
    Diluted                                        $               1.06

A summary of the Company's stock option activity, and related information for the fiscal year ended January 30, 1999 follows:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                               Options                  Price
                                          -------------------    ------------------
Outstanding at beginning of year                           -     $               -
Granted                                            1,599,133                 14.00
Forfeited                                             37,800                 14.00
                                          -------------------    ------------------

Outstanding at end of year                         1,561,333     $           14.00
                                          -------------------    ------------------
                                          -------------------    ------------------
Exercisable at end of year                                 -                     -
                                          -------------------    ------------------
                                          -------------------    ------------------
Weighted average fair value of options
granted during the year                                          $            5.75
                                                                 ------------------
                                                                 ------------------

The exercise price for all options outstanding as of January 30, 1999 was $14.00. The average remaining contractual life of those options is 9.5 years.

(13) INCOME TAXES

    As discussed in notes 1 and 9, the Company is subject to federal and state income taxes as a C corporation whereas its predecessors had been treated as an S corporation and a partnership for federal and certain state income tax purposes resulting in taxable income being passed through to the shareholders and partners.

    Income before income taxes were as follows:

                                                 Fiscal 1997        Fiscal 1998       Fiscal 1999
                                             -----------------  -----------------  ----------------
Domestic                                      $     8,457,565    $    21,354,205   $    31,331,801
Foreign                                                     -          1,556,260           646,748
                                             -----------------  -----------------  ----------------

Total                                         $     8,457,565    $    22,910,465   $    31,978,549
                                             -----------------  -----------------  ----------------
                                             -----------------  -----------------  ----------------

    The provision for income taxes for fiscal 1997, fiscal 1998 and fiscal 1999 consists of the following:

                                               Fiscal 1997         Fiscal 1998        Fiscal 1999
                                               -----------         -----------        -----------
Federal statutory tax rate                           34.00   %           35.00  %           35.00  %
State income taxes, net of federal benefit            6.50                3.69               3.18
S corporation earnings not subject to
   federal taxation                                 (34.00)             (35.00)             (0.22)
Other                                                    -                   -               3.02
Change in valuation allowance                            -                   -              (4.41)
                                             --------------      --------------     --------------

Income tax expense                                    6.50   %            3.69  %           36.57  %
                                             --------------      --------------     --------------
                                             --------------      --------------     --------------
Current:
    Domestic - Federal                           $       -           $       -       $  9,767,127
    Domestic - State                               550,000             840,000          3,050,653
    Foreign                                                                                60,528

Deferred:
    Domestic - Federal                                   -                   -            159,331
    Domestic - State                                     -                   -           (719,669)
    Foreign                                              -               6,280           (624,700)
                                             --------------      --------------     --------------

Income tax expense                               $ 550,000           $ 846,280       $ 11,693,270
                                             --------------      --------------     --------------
                                             --------------      --------------     --------------

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of January 30, 1999.

Deferred tax assets:
    Inventory capitalized costs                                                   $      1,632,000
    Accrued expenses                                                                       705,000
    Fixed assets                                                                         4,962,000
    Deferred rent                                                                          922,000
    Amortization of goodwill                                                               167,000
    Foreign net operating loss                                                             839,000
                                                                                  -----------------

    Total gross deferred tax asset                                                       9,227,000
    Valuation allowance                                                                   (214,000)
                                                                                  -----------------

    Net deferred tax asset                                                        $      9,013,000
                                                                                  -----------------
                                                                                  -----------------

    As a result of the acquisition described in Note 1, tax assets were acquired exceeding book basis, resulting in deferred tax assets of $7,828,000, net of a valuation allowance of $1,622,000. The change in the valuation allowance of $1,408,000 results from management's assessment that taxable income will more likely than not be sufficient to realize the net deferred tax assets of $9,013,000 as of January 30, 1999.

(14) PRO FORMA NET INCOME PER SHARE

    The following table presents the computation of basic and diluted pro forma net income per share:

                                                         Fiscal 1997        Fiscal 1998        Fiscal 1999
                                                        --------------     --------------     --------------
Basic pro forma net income per share:
  Pro forma net income                                $     4,944,300   $     13,494,834    $    20,112,465
                                                      ----------------  -----------------  -----------------
                                                      ----------------  -----------------  -----------------
  Pro forma weighted average shares
    outstanding                                            15,794,200         15,794,200         18,029,777
                                                      ----------------  -----------------  -----------------
                                                      ----------------  -----------------  -----------------
  Pro forma net income per share -
    basic                                             $          0.31    $          0.85    $          1.12
                                                      ----------------  -----------------  -----------------
                                                      ----------------  -----------------  -----------------
Diluted pro forma net income per share:
  Pro forma net income                                $     4,944,300    $    13,494,834    $    20,112,465
                                                      ----------------  -----------------  -----------------
                                                      ----------------  -----------------  -----------------

  Pro forma weighted average shares
    outstanding                                            15,794,200         15,794,200         18,029,777
  Diluted effect of stock options                                   -                  -             54,332
                                                      ----------------  -----------------  -----------------
  Pro forma weighted average shares
    outstanding                                            15,794,200         15,794,200         18,084,109
                                                      ----------------  -----------------  -----------------
                                                      ----------------  -----------------  -----------------
  Pro forma net income per share -
    diluted                                           $          0.31    $          0.85    $          1.11
                                                      ----------------  -----------------  -----------------
                                                      ----------------  -----------------  -----------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None

                                    PART III

ITEMS 10-13   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by Part III (Items 10-13) is set forth in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of January 30, 1999, and in Item 1A hereof. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     Exhibits

         3.1      Certificate of Incorporation of the Company *
         3.2      Bylaws of the Company *
         4.1      Specimen Stock Certificate *
         10.1 Form of Indemnification Agreement for Directors and Officers of the Company*
         10.2     Form of 1998 Equity Participation Plan of the Company*
         10.3 Services Agreement, dated October 13, 1995, by and between EB and EB-UK (f/k/a Rhino Group Plc)*
         10.4 Loan and Security Agreement, dated March 16, 1998, by and between EB and Fleet Capital Corporation *
         10.5     Joinder Agreement by and between EBOA and Fleet Capital
                  Corporation *
         10.6 Form of Employment Agreement by and between the Company and Joseph J. Firestone *
         10.7 Form of Employment Agreement by and between the Company and John R. Panichello *
         10.8 Form of Employment Agreement by and between the Company and Jeffrey W. Griffiths *
         10.9     Assignment, Bill of Sale, and Assumption Agreement, dated
                  May 31, 1998, by and between EB and EBOA *
         10.10    Form of Registration Rights Agreement between the Company and
                  EB Nevada*
         10.11    Form of Demand Note by and between James J. Kim and EBOA *
         10.12    Assignment of Trademarks, dated May 31, 1998, by and between
                  EB and Elbo *
         10.13 Addendum to Assignment of Trademarks by and between EB and Elbo *
         10.14    Form of Agreement of Lease by and between EB and EBOA *
         10.15 Agreement and Bill of Sale, dated as of July 13, 1998, by and between the Company and EB Nevada *
         10.16    Agreement and Consent to Assignment and Assumption of
                  Partnership Interests, dated as of July 13, 1998 *
         10.17    Amendment No. 1 to Loan and Security Agreement by and among
                  EB, EBOA and Fleet Capital Corporation *
         10.18    Amendment No. 2 to Loan and Security Agreement by and among
                  EB, EBOA and Fleet Capital Corporation *
         21.1     Subsidiaries of the Company
         23.1     Consent of KPMG LLP
         27.1     Financial Data Schedule

--------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-48523)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ELECTRONICS BOUTIQUE HOLDINGS CORP.

                                   By:   /s/ Joseph J. Firestone
                                        ----------------------------------------
                                         Joseph J. Firestone
                                         President and Chief Executive Officer
Date:    April 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 1999.

NAME                                                 TITLE
----                                                 -----
    /s/  James J. Kim                       Chairman of the Board
-----------------------------------
         James J. Kim


    /s/  Joseph J. Firestone                President and Chief Executive Officer and Director
-----------------------------------           (Principal Executive Officer)
         Joseph J. Firestone


    /s/  John R. Panichello                 Senior Vice President and Chief Financial Officer
-----------------------------------           (Principal Financial and Accounting Officer)
         John R. Panichello


    /s/  Dean S. Adler                      Director
-----------------------------------
         Dean S. Adler


    /s/  Susan Y. Kim                       Director
-----------------------------------
         Susan Y. Kim


    /s/  Louis J. Siana                     Director
-----------------------------------
         Louis J. Siana


    /s/  Stanley Steinberg                  Director
-----------------------------------
         Stanley Steinberg