Form 10-Q
period 1999-05-01
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 1999-06-02
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         (MARK  ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO__________


                        COMMISSION FILE NUMBER: 000-24603
                                                ---------


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                       51-0379406
              -----------------------------------------------------------
             (STATE OF INCORPORATION) (IRS EMPLOYER IDENTIFICATION NUMBER)


             931 SOUTH MATLACK STREET
             WEST CHESTER, PENNSYLVANIA                            19382
            -------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


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

         YES  [X]          NO  [  ]


         AT JUNE 2, 1999, THERE WERE 20,169,200 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX



                                                                                                 Page
                                                                                                 ----

Part I.  Financial Information

         Item 1. Financial Statements
                  Consolidated Balance Sheets at
                   May 1, 1999 (unaudited) and January 30, 1999                                     3

                  Consolidated Statements of Income (unaudited)
                   Thirteen weeks ended
                   May 1, 1999 and May 2, 1998                                                      4

                  Consolidated Statements of Cash Flows (unaudited)
                   Thirteen weeks ended
                   May 1, 1999 and May 2, 1998                                                      5

                  Notes to Consolidated Financial Statements (unaudited)                            6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                   8


Part II. Other Information

         Item 1.  Legal Proceedings                                                                13

         Item 6.  Exhibits and Reports on Form 8-K                                                 14

Signatures                                                                                         15

PART I.

ITEM 1. FINANCIAL STATEMENTS

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              MAY 1,         JANUARY 30,
ASSETS                                                                         1999              1999
                                                                         ----------------- -----------------
                                                                           (unaudited)
Current assets:
    Cash and cash equivalents                                          $       16,543,874 $      42,006,179
    Accounts receivable:
       Trade and vendors                                                        5,953,837         4,010,293
       Other                                                                    1,514,858         1,516,085
    Due from affiliates                                                           401,550           984,096
    Merchandise inventories                                                    78,473,307        65,433,008
    Deferred tax asset                                                          2,694,000         2,694,000
    Prepaid expenses                                                            4,171,448           969,949
                                                                         ----------------- -----------------
Total current assets                                                          109,752,874       117,613,610
                                                                         ----------------- -----------------

Property and equipment:
    Leasehold improvements                                                     48,716,886        46,933,403
    Fixtures and equipment                                                     33,911,678        32,362,909
    Land                                                                          908,000                --
    Construction in progress                                                    1,558,879         1,087,964
                                                                         ----------------- -----------------
                                                                               85,095,443        80,384,276
    Less accumulated depreciation and amortization                             39,439,024        37,349,298
                                                                         ----------------- -----------------
Net property and equipment                                                     45,656,419        43,034,978

Goodwill and other intangible assets                                            1,799,643         1,898,395
Deferred tax asset                                                              6,319,000         6,319,000
Other assets                                                                    3,057,071         3,181,566
                                                                         ----------------- -----------------
Total assets                                                           $      166,585,007 $     172,047,549
                                                                         ----------------- -----------------
                                                                         ----------------- -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Revolving credit facility                                          $               -- $              --
    Current portion of long-term debt                                              78,187            99,996
    Accounts payable                                                           89,892,428        90,835,578
    Accrued expenses                                                           17,460,182        19,625,068
    Income taxes payable                                                        4,597,269        10,144,023
                                                                         ----------------- -----------------
Total current liabilities                                                     112,028,066       120,704,665
                                                                         ----------------- -----------------

Long-term liabilities:
    Notes payable                                                                      --             8,353
    Deferred rent                                                               2,481,083         2,492,140
                                                                         ----------------- -----------------
Total liabilities                                                             114,509,149       123,205,158
                                                                         ----------------- -----------------

Stockholders' equity
    Preferred stock - authorized 25,000,000 shares; $.01 par value;
        no shares issued and outstanding at May 1, 1999                                --                --
    Common stock - authorized 100,000,000 shares; $.01 par value;
       20,169,200 shares issued and outstanding at May 1, 1999                    201,692           201,692
    Additional paid-in capital                                                 31,541,428        31,541,428
    Accumulated other comprehensive expense                                      (326,022)         (686,920)
    Retained earnings                                                          20,658,760        17,786,191
                                                                         ----------------- -----------------

Total stockholders' equity                                                     52,075,858        48,842,391
                                                                         ----------------- -----------------

Total liabilities and stockholders' equity                             $      166,585,007 $     172,047,549
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

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                         Thirteen weeks ended
                                                                                       -------------------------
                                                                                         May 1,        May 2,
                                                                                          1999          1998
                                                                                       ------------  -----------
Net sales                                                                            $ 122,743,878 $ 106,729,814
Management fees                                                                            861,487       571,367
                                                                                       ------------  -----------
Total revenues                                                                       $ 123,605,365 $ 107,301,181
                                                                                       ------------  -----------

Costs and expenses:
    Costs of merchandise sold, including freight                                        90,438,138   79,519,589
    Selling, general and administrative                                                 26,025,263   22,270,148
    Depreciation and amortization                                                        2,707,082    2,253,768
                                                                                       ------------  -----------

Operating income                                                                         4,434,882    3,257,676
Equity in loss of affiliates                                                                    --      (80,287)
Interest (income) expense, net                                                            (289,736)     213,870
                                                                                       ------------  -----------

Income before income taxes                                                               4,724,618    2,963,519
Income tax expense                                                                       1,852,049      113,300
                                                                                       ------------  -----------

Net income                                                                           $   2,872,569 $  2,850,219
                                                                                       ------------  -----------
                                                                                       ------------  -----------
Net income per share - basic                                                         $        0.14
                                                                                       ------------
                                                                                       ------------
Weighted average shares outstanding - basic                                             20,169,200
                                                                                       ------------
                                                                                       ------------
Net income per share - diluted                                                       $        0.14
                                                                                       ------------
                                                                                       ------------
Weighted average shares outstanding - diluted                                           20,312,657
                                                                                       ------------
                                                                                       ------------
PRO FORMA DATA:

Pro forma operating income                                                                         $  3,159,351

Pro forma income before income tax expense                                                            2,945,481
Pro forma income tax expense                                                                          1,154,628
                                                                                                     -----------

Pro forma net income                                                                               $  1,790,853
                                                                                                     -----------
                                                                                                     -----------
Pro forma net income per share - basic and diluted                                                 $       0.11
                                                                                                     -----------
                                                                                                     -----------
Pro forma weighted average shares outstanding - basic and diluted                                    15,794,200
                                                                                                     -----------
                                                                                                     -----------


See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Thirteen Weeks Ended
                                                                ----------------------------------
                                                                    May 1,           May 2,
                                                                     1999             1998
                                                                ---------------  ---------------
Cash flows from operating activities:
    Net income                                                $      2,872,569 $      2,850,219
    Adjustments to reconcile net income to cash used in
       operating activities:
          Depreciation of property and equipment                     2,664,352        2,156,177
          Amortization of other assets                                  42,730          177,878
          Loss on disposal of property and equipment                    11,507           72,844
          Changes in assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                                 (1,926,836)      (2,254,190)
                Due from affiliates                                    583,670         (305,010)
                Merchandise inventories                            (12,695,064)      (5,792,298)
                Prepaid expenses                                    (3,186,651)        (335,185)
                Other long-term assets                                 146,264         (440,682)
             (Decrease) increase in:
                Accounts payable                                       847,579          603,292
                Accrued expenses                                    (4,216,461)      (3,161,505)
                Due to affiliate                                       (97,585)             489
                Income taxes payable                                (5,548,971)        (221,258)
                Deferred rent                                          (17,406)        (126,018)
                                                                ---------------  ---------------
Net cash used in operating activities                              (20,520,303)      (6,775,247)
                                                                ---------------  ---------------
Cash flows used in investing activities:
    Purchases of property and equipment                             (5,040,308)      (3,142,589)
    Proceeds from disposition of assets                                     --            4,454
                                                                ---------------  ---------------
Net cash used in investing activities                               (5,040,308)      (3,138,135)
                                                                ---------------  ---------------
Cash flows from financing activities:
    Distributions                                                           --      (13,891,545)
    Net payments under revolving credit facility                            --       21,437,687
    Repayments of long-term debt                                       (30,385)      (9,291,799)
                                                                ---------------  ---------------
Net cash used in financing activities                                  (30,385)      (1,745,657)
                                                                ---------------  ---------------

Effects of exchange rates on cash                                      128,691          283,903

Net decrease in cash and cash equivalents                          (25,462,305)     (11,375,136)
Cash and cash equivalents, beginning of period                      42,006,179       20,639,610
                                                                ---------------  ---------------
Cash and cash equivalents, end of period                      $     16,543,874 $      9,264,474
                                                                ---------------  ---------------
                                                                ---------------  ---------------

See accompanying notes to consolidated financial statements.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Electronics Boutique Holdings Corp. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company completed its initial public offering on July 28, 1998. Historical financial statements prior to that date include the results of operations of the Company's predecessors.

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 30, 1999 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen week period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

    The pro forma data presented in the unaudited consolidated statement of income for the thirteen weeks ended May 2, 1998 is included in order to illustrate the effect of the reorganization transactions as if such transactions occurred as of the beginning of that fiscal period and to reflect the change in tax status as described in Note 3 below. As more fully described in the Company's Form 10-K, immediately prior to the initial public offering, a series of reorganization transactions occurred in which the Company acquired substantially all of the assets and liabilities of its predecessors and The Electronics Boutique, Inc., a predecessor company, retained certain assets. The pro forma information is based on the historical financial statements of The Electronics Boutique Group ("EB Group"). In the opinion of management, all adjustments have been made that are necessary to present fairly the pro forma data.

(2)      NET INCOME PER SHARE

    Basic net income per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options, warrants, and preferred stock. Pro forma net income per share amounts for all relevant periods have been presented.

(3)      INCOME TAXES

    The Company is subject to federal and state income taxes as a C corporation whereas the EB Group had been treated as an S corporation and a partnership for federal and certain state income tax purposes resulting in taxable income being passed through to the shareholders and partners. For purposes of comparison, a tax charge has been reflected in the pro forma data on the statement of income for the thirteen week period ending May 2, 1998 to show the results of operations as if the EB Group had been subject to taxes as a C corporation.

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

(4)      DEBT

    The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50,000,000. There were no borrowings under this facility at May 1, 1999.

(5)      COMPREHENSIVE INCOME

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                                 Thirteen weeks ended
                                           --------------------------------
                                                May 1,           May 2,
                                                 1999             1998
                                           --------------- ----------------
Net income                                  $   2,872,569   $    2,850,219
Foreign currency translation adjustment           360,898          115,660
                                           --------------- ----------------
Comprehensive income                        $   3,233,467   $    2,965,879
                                           --------------- ----------------
                                           --------------- ----------------

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company believes that it is among the world's largest specialty retailers of electronic games. The Company's primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of May 1, 1999, the Company operated a total of 550 stores in 45 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. In addition, the Company operated a commercial website under the URL address of WWW.EBWORLD.COM. As of such date, the Company also provided management services for Electronics Boutique Plc., which operated 167 stores and 17 department store-based concessions in the United Kingdom, Ireland and Sweden. As of May 1, 1999, the Company also managed 17 mall-based Waldensoftware stores for Borders Group, Inc. The Company is a holding company and does not have any significant assets or liabilities, other than all of the outstanding capital stock of its subsidiaries.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:

                                                       Thirteen Weeks Ended
                                                     -------------------------
                                                      May 1,          May 2,
                                                        1999            1998
                                                     ---------       ---------
Net sales                                              99.3%           99.5%
Management fees                                         0.7             0.5
                                                     ---------       ---------
Total revenues                                        100.0           100.0
Cost of goods sold                                     73.2            74.1
Gross profit                                           26.8            25.9
Operating expenses                                     21.0            20.8
Depreciation and amortization                           2.2             2.1
                                                     ---------       ---------
Income from operations                                  3.6             3.0
Equity in loss of affiliates                            0.0            (0.1)
Interest (income) expense, net                         (0.2)            0.2
                                                     ---------       ---------
Income before income tax expense                        3.8             2.7
Income tax expense                                      1.5             0.1
                                                     ---------       ---------
Net income                                              2.3%            2.6%
                                                     ---------       ---------
                                                     ---------       ---------


THIRTEEN WEEKS ENDED MAY 1, 1999 COMPARED TO THIRTEEN WEEKS ENDED MAY 2, 1998

    Net sales increased by 15.0% from $106.7 million in the thirteen weeks ended May 2, 1998 to $122.7 million in the thirteen weeks ended May 1, 1999. The increase in net sales was primarily attributable to a 1.6% increase in comparable store sales, which resulted in a $1.6 million increase in net sales, and the additional sales volume attributable to 85 net new stores opened since May 2, 1998. The increase in sales was primarily attributable to increases in sales of Nintendo Gameboy software and hardware, PC entertainment software, toys and software-related action figures. Sales of Sony Playstation and Nintendo64 video game software were below last year due to a relatively weak selection of new titles for these hardware systems while last year's results were positively impacted by sales of two very successful video game titles, Tekken 3 and Resident Evil 2.

    Management fees increased from $0.6 million in the thirteen weeks ended May 2, 1998 to $0.9 million in the thirteen weeks ended May 1, 1999. The increase was primarily attributable to an additional $248,000 for a performance fee earned for fiscal 1999 under the consulting agreement with Border's Group, Inc. In addition, the

Company earned increased fees under the management agreement with Electronics Boutique plc., which were partially offset by lower continuing fees earned under the consulting agreement with Borders Group, Inc.

    Cost of goods sold increased by 13.7% from $79.5 million in the thirteen weeks ended May 2, 1998 to $90.4 million in the thirteen weeks ended May 1, 1999. As a percentage of net sales, cost of goods sold decreased from 74.5% in the thirteen weeks ended May 2, 1998 to 73.7% in the thirteen weeks ended May 1, 1999. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to increases in sales of Nintendo Gameboy software and hardware, toys and software-related action figures that carry higher overall margins than the console video game category which experienced reduced sales in the current fiscal quarter.

    Selling, general and administrative expense increased by 16.9% from $22.3 million in the thirteen weeks ended May 2, 1998 to $26.0 million in the thirteen weeks ended May 1, 1999. As a percentage of total revenues, selling, general and administrative expense increased from 20.8% in 1998 to 21.0% in 1999. The $3.7 million increase was attributable to the increase in the Company's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses, which was partially offset by an increase in promotional and marketing reimbursements. The increase in selling, general and administrative expenses as a percentage of total revenues were primarily attributable to expenses associated with the addition of 85 net new stores since May 2, 1998 and for expected new store openings in fiscal 2000.

    Depreciation and amortization expense increased by 20.1% from $2.3 million in the thirteen weeks ended May 2, 1998 to $2.7 million in the thirteen weeks ended May 1, 1999. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings.

    Operating income increased by $1.1 million from $3.3 million in the thirteen weeks ended May 2, 1998 to $4.4 million in the thirteen weeks ended May 1, 1999. As a percentage of total revenues, operating income increased from 3.0% in 1998 to 3.6% in 1999, as the decrease in cost of goods sold as a percentage of total revenues more than offset the increase in operating expenses as a percentage of total revenues.

    Interest (income) expense, net, improved from an expense of $0.2 million in the thirteen weeks ended May 2, 1998 to income of $0.3 million in the thirteen weeks ended May 1, 1999. The change was primarily attributable to the repayment of the Company's debt with the proceeds of the initial public offering and the interest income generated by investing excess cash in short term investments.

    As a result of all the above factors, the Company's income before income taxes increased by 59.4% from $3.0 million in the thirteen weeks ended May 2, 1998 to $4.7 million in the thirteen weeks ended May 1, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through a combination of cash generated from operations and bank debt. The Company's working capital deficit decreased from $3.1 million at January 30, 1999 to $2.3 million at May 1, 1999. At May 1, 1999 the Company had no borrowings under its $50 million revolving credit facility.

    The Company used $20.5 million in cash from operations in the thirteen week period ended May 1, 1999 and used $6.8 million of cash from operations during the thirteen weeks ended May 2, 1998. The $20.5 million of cash used in operations in 1999 was primarily the result of an increase of $11.8 million in the Company's investment in merchandise inventories net of accounts payable, a decrease of $5.5 million in taxes payable, a decrease of $4.2 million in accrued expenses, an increase of $3.2 million in prepaid expenses and an increase of $1.9 million in accounts receivable, partially offset by $5.6 million of net income and non-cash charges to net income. The increase in merchandise inventories net of accounts payable was primarily due to the addition of 22 new stores and the purchase of merchandise made in anticipation of comparable store sales increases that were below expectation in the latter part of the fiscal quarter. The Company expects to reduce these higher inventory levels by the end of the second fiscal quarter. The $6.8 million of cash used in operations in 1998 was primarily the result of an increase of $5.2 million in the Company's investment in merchandise inventories net of accounts payable, a decrease of $3.2 million in accrued expenses, an increase of $2.3 million in accounts receivable, and an increase of $0.8 million in prepaid expenses and other assets, partially offset by $5.3 million of net income and non-cash charges to net income.

    The Company made capital expenditures of $5.0 million in the thirteen weeks ended May 1, 1999, primarily to open new stores, to remodel existing stores and for leasehold improvements at the Company's headquarters and primary distribution center. The Company expects to make approximately $29.0 million of capital expenditures in fiscal 2000. A predecessor to the Company made capital expenditures of $3.1 million in the thirteen weeks ended May 2, 1998, primarily for opening new stores, to remodel existing stores and for leasehold improvements at the corporate headquarters and primary distribution center.

    The Company believes that cash generated from its operating activities and available bank borrowings will be sufficient to fund its operations and store expansion programs for the next year.

IMPACT OF INFLATION

    The Company does not believe that inflation has had a material effect on its net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted this statement on January 31, 1999 as required. The adoption of SOP 98-1 did not have a material impact on the Company's results from operations or financial condition.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company plans to adopt this statement in its fiscal 2002 Annual Report as required. The adoption of this standard is not expected to materially impact the Company's results of operations, financial condition or long-term liquidity


YEAR 2000 STRATEGY

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

    Phase I - Inventory. The Company collects a comprehensive list of items that may be affected by Y2K issues. Item categories are defined as facilities ("Facilities"), hardware ("Hardware"), software ("Software"), vendor hardware and software ("Non-EB"), and system feeds and interfaces ("Interfaces"). As of May 1, 1999, the Company had inventoried approximately 98% of items that it believes may be affected by the Y2K issue.

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

    Based on assigned priorities from phase I and II, the following three phases are being carried out to the Critical items first, followed by the Important items, then the Inconvenient items and finally the Non-Essential items if resources are available. The Company is committed and on track to remediate all Critical and Important items before July 31, 1999.

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

INTERNATIONAL SUBSIDIARIES AND DOMESTIC DISTRIBUTION CENTERS

    The Company operates retail stores in Australia, Canada, Puerto Rico and Korea with regional sales offices in all but Puerto Rico. In addition, the Company ships products out of its own distribution centers as well as third-party distribution centers in the continental United States. Instead of deploying and replicating distributed systems at each of these locations, the Company implemented a centralized computing environment with telecommunication networks. This approach simplified the Y2K impact to the Company as a whole since these locations do not have any Critical systems with which to contend. Most, if not all, desktop applications and computers are the same as those at the Company's headquarters. Accordingly, these sites should be less prone to Y2K problems. Nonetheless, the Company is continuing to inventory and assess these systems and will follow immediately with any necessary remediation, testing and implementation. All locations are expected to be rid of Critical, if any, and Important Y2K issues by July 31, 1999.

OVERALL Y2K PROJECT STATUS BY PRIORITY (AS OF MAY 24, 1999)

                                Complexity          Y2K             Y2K            Y2K           Compliant
    Priority         Count       Unit (1)        Ready (2)      Tested (3)    Compliant (4)       By (5)
------------------  ---------  --------------  --------------  -------------- ---------------  --------------
Critical                  75            1058          88.09%          75.14%          75.05%       7/31/1999
Important                196             334          53.59%          20.36%          20.06%       7/31/1999
Inconvenient              35              40          77.50%          40.00%          37.50%       9/30/1999
Non-essential              4               4         100.00%           0.00%           0.00%             TBD

--------------

(1) Complexity Unit: Measures the aggregate complexity of all items within a priority group based on resources such as people-hour, time and material required. The scale ranges from 1 to 700 per item, with 1 representing the least amount of complexity.

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

    The Company expects that the aggregate cost of its identification, assessment, remediation, replacement, testing and implementation efforts related to the Y2K issue will not exceed $900,000 and that these expenditures will be funded from operating cash flows. As of May 1, 1999, the Company had incurred costs of approximately $633,000 related to the Y2K issue, including analysis, remediation, repair, or replacement of existing software, and upgrades to existing software which have been expensed as incurred. The Company's estimates of the costs of achieving Y2K compliance and the dates by which Y2K compliance will be completed are based on management's best estimate and include assumptions as to the availability of technical skills of Company associates and independent contractors, timely compliance by its business partners, and other factors.

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


SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are not limited to historical or current facts and deal with potential future circumstances and developments. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks include, but are not limited to, the Company's dependence on the continued introduction of new and enhanced video games and PC hardware and software; the cyclical nature of the video game market; the rapid technological changes which occur in the video game and PC industry; the Company's ability to open and operate new stores on a profitable basis; the intensely competitive nature of the electronic game industry and its rapid changes in consumer preferences and frequent new product introductions; the seasonal nature of the retail industry; the Company's dependence on its suppliers for products; risks associated with the Year 2000 issue; risks inherent to conducting international operations; and consumer spending patterns and prevailing economic conditions. Please refer to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 on file with the SEC for a more detailed discussion of these and other factors that could cause results to differ materially.

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

b.       Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ELECTRONICS BOUTIQUE HOLDINGS CORP.
                               (Registrant)

Date:    June 2, 1999          By:  /s/ Joseph J. Firestone
                                    -----------------------
                                    Joseph J. Firestone
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date:    June 2, 1999          By:  /s/ John R. Panichello
                                    ----------------------
                                    John R. Panichello
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
No.               Description
---               -----------
11.1     Statement Regarding Computation of Per Share Earnings

27.1     Financial Data Schedule