Form 10-Q
period 1999-07-31
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 1999-09-02
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         (MARK  ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO__________


                        COMMISSION FILE NUMBER: 000-24603


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                         51-0379406
                     -------------------------------------------
             (STATE OF INCORPORATION)     (IRS EMPLOYER IDENTIFICATION NUMBER)


        931 SOUTH MATLACK STREET
        WEST CHESTER, PENNSYLVANIA                       19382
        ------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)


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

         YES  [X]          NO  [ ]


         AT SEPTEMBER 1, 1999, THERE WERE 20,175,500 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX



                                                                                                  PAGE

Part I.  Financial Information

         Item 1. Financial Statements
                  Consolidated Balance Sheets at
                   July 31, 1999 (unaudited) and January 30, 1999                                   3

                  Consolidated Statements of Income (unaudited)
                   Thirteen and twenty-six weeks ended
                   July 31, 1999 and August 1, 1998                                                 4

                  Consolidated Statements of Cash Flows (unaudited)
                   Twenty-six weeks ended
                   July 31, 1999 and August 1, 1998                                                 5

                  Notes to Consolidated Financial Statements (unaudited)                            6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                   8


Part II. Other Information

         Item 1.  Legal Proceedings                                                                15

         Item 4.  Submission of Matters to a Vote of Security Holders                              15

         Item 6.  Exhibits and Reports on Form 8-K                                                 15


Signatures                                                                                         16

Part I.

Item 1. Financial Statements

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             July 31,        January 30,
                                                                               1999              1999
                                                                         ----------------- -----------------
                                                                           (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                $ 10,389,943      $ 42,006,179
    Accounts receivable:
       Trade and vendors                                                        6,142,320         4,010,293
       Other                                                                    1,285,974         1,516,085
    Due from affiliates                                                           483,144           984,096
    Merchandise inventories                                                    67,099,070        65,433,008
    Deferred tax asset                                                          2,694,000         2,694,000
    Prepaid expenses                                                            1,462,098           969,949
                                                                             ------------      ------------
Total current assets                                                           89,556,549       117,613,610
                                                                             ------------      ------------

Property and equipment:
    Leasehold improvements                                                     51,471,602        46,933,403
    Fixtures and equipment                                                     37,459,576        32,362,909
    Land                                                                          908,000                --
    Construction in progress                                                    2,700,439         1,087,964
                                                                             ------------      ------------
                                                                               92,539,617        80,384,276
    Less accumulated depreciation and amortization                             41,139,083        37,349,298
                                                                             ------------      ------------
Net property and equipment                                                     51,400,534        43,034,978

Goodwill and other intangible assets                                            1,700,890         1,898,395
Deferred tax asset                                                              6,414,680         6,319,000
Other assets                                                                    3,363,365         3,181,566
                                                                             ------------      ------------
Total assets                                                                 $152,436,018      $172,047,549
                                                                             ------------      ------------
                                                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Revolving credit facility                                                $  8,989,523      $         --
    Current portion of long-term debt                                              58,351            99,996
    Accounts payable                                                           68,048,585        90,835,578
    Accrued expenses                                                           19,834,191        19,625,068
    Income taxes payable                                                          530,169        10,144,023
                                                                             ------------      ------------
Total current liabilities                                                      97,460,819       120,704,665
                                                                             ------------      ------------

Long-term liabilities:
    Notes payable                                                                      --             8,353
    Deferred rent                                                               2,489,307         2,492,140
                                                                             ------------      ------------
                                                                             ------------      ------------
Total liabilities                                                              99,950,126       123,205,158
                                                                             ------------      ------------

Stockholders' equity
    Preferred stock - authorized 25,000,000 shares; $.01 par value;
        no shares issued and outstanding at July 31, 1999                              --                --
    Common stock - authorized 100,000,000 shares; $.01 par value;
       20,169,900 shares issued and outstanding at July 31, 1999                  201,699           201,692
    Additional paid-in capital                                                 31,551,221        31,541,428
    Accumulated other comprehensive expense                                      (475,172)         (686,920)
    Retained earnings                                                          21,208,144        17,786,191
                                                                             ------------      ------------

Total stockholders' equity                                                     52,485,892        48,842,391
                                                                             ------------      ------------

Total liabilities and stockholders' equity                                   $152,436,018      $172,047,549
                                                                             ------------      ------------
                                                                             ------------      ------------

See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Thirteen weeks ended      Twenty-six weeks ended
                                                                           -------------------------  -------------------------
                                                                            July 31,     August 1,     July 31,     August 1,
                                                                              1999         1998          1999          1998
                                                                           -----------  ------------  ------------  -----------


Net sales                                                                 $112,375,483  $101,930,071  $235,119,361  $208,659,885
Management fees                                                                719,099       530,178     1,580,586     1,101,545
                                                                          ------------  ------------  ------------  ------------
Total revenues                                                            $113,094,582  $102,460,249  $236,699,947  $209,761,430
                                                                          ------------  ------------  ------------  ------------


Costs and expenses:
    Costs of merchandise sold, including freight                            82,339,419    75,904,478   172,777,557   155,424,067
    Selling, general and administrative                                     26,974,535    24,060,081    52,999,798    46,330,229
    Depreciation and amortization                                            2,839,671     2,405,320     5,546,753     4,659,088
                                                                          ------------  ------------  ------------  ------------

Operating income                                                               940,957        90,370     5,375,839     3,348,046
Equity in loss of affiliates                                                        --       (80,288)           --      (160,575)
Interest (income) expense, net                                                  37,362       594,710      (252,374)      808,580
                                                                          ------------  ------------  ------------  ------------

Income (loss) before income taxes                                              903,595      (584,628)    5,628,213     2,378,891
Income tax expense                                                             354,211        77,406     2,206,260       190,706
                                                                          ------------  ------------  ------------  ------------

Net income (loss)                                                             $549,384     $(662,034)   $3,421,953    $2,188,185
                                                                          ------------  ------------  ------------  ------------
                                                                          ------------  ------------  ------------  ------------
Net income per share - basic                                              $       0.03                $       0.17
                                                                          ------------                ------------
                                                                          ------------                ------------

Weighted average shares outstanding - basic                                 20,169,215                  20,169,208
                                                                           -----------                ------------
                                                                           -----------                ------------

Net income per share - diluted                                             $      0.03                $       0.17
                                                                           -----------                ------------
                                                                           -----------                ------------

Weighted average shares outstanding - diluted                               20,355,595                  20,334,126
                                                                           -----------                ------------
                                                                           -----------                ------------

Pro Forma Data:

Pro forma operating income (loss)                                                       $     (7,955)                $ 3,151,396

Pro forma income (loss) before income tax expense                                           (602,665)                  2,342,816
Pro forma income tax expense (benefit)                                                      (236,245)                    918,383
                                                                                        ------------                 -----------

Pro forma net income (loss)                                                             $   (366,420)                $ 1,424,433
                                                                                        ------------                 -----------
                                                                                        ------------                 -----------

Pro forma net income (loss) per share - basic and diluted                               $      (0.02)                $      0.09

                                                                                        ------------                 -----------
                                                                                        ------------                 -----------

Pro forma weighted average shares outstanding - basic and diluted                         15,986,508                  15,890,354
                                                                                        ------------                 -----------
                                                                                        ------------                 -----------

See accompanying notes to consolidated financial statements.

                     ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)



                                                                     Twenty-six weeks ended
                                                                --------------------------------
                                                                   July 31,        August 1,
                                                                     1999             1998
                                                                ---------------  ---------------
Cash flows from operating activities:
    Net income                                                  $    3,421,953   $    2,188,185
    Adjustments to reconcile net income to cash used in
       operating activities:
          Depreciation of property and equipment                     5,461,294        4,489,441
          Amortization of other assets                                  85,459          169,647
          Loss on disposal of property and equipment                   137,859          129,360
          Equity in loss of affiliates                                      --          160,575
          Changes in assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                                 (1,899,253)      (1,209,879)
                Due from affiliates                                    501,116        2,548,360
                Merchandise inventories                             (1,499,917)      (1,184,460)
                Prepaid expenses                                      (487,380)       1,116,321
                Other long-term assets                                (273,970)        (640,227)
             (Decrease) increase in:
                Accounts payable                                   (20,884,704)     (16,731,153)
                Accrued expenses                                    (1,798,831)         465,367
                Due to affiliate                                        (6,781)              --
                Income taxes payable                                (9,615,347)        (195,247)
                Deferred rent                                          (13,659)         (80,531)
                                                                ---------------  ---------------
Net cash used in operating activities                              (26,872,161)      (8,774,241)
                                                                ---------------  ---------------
Cash flows used in investing activities:
    Purchases of property and equipment                            (13,703,258)      (7,862,515)
    Proceeds from disposition of assets                                    335           54,074
                                                                ---------------  ---------------
Net cash used in investing activities                              (13,702,923)      (7,808,441)
                                                                ---------------  ---------------
Cash flows from financing activities:
    Distributions                                                           --      (13,891,545)
    Proceeds from exercise of stock options                              9,800               --
    Proceeds from equity offering                                           --       55,462,500
    Net cash retained by predecessor company                                --      (12,375,535)
    Net payments under revolving credit facility                     8,989,523               --
    Repayments of long-term debt                                       (49,998)      (9,516,898)
                                                                ---------------  ---------------
Net cash provided by financing activities                            8,949,325       19,678,522
                                                                ---------------  ---------------

Effects of exchange rates on cash                                        9,523          204,460

Net increase (decrease) in cash and cash equivalents               (31,616,236)       3,300,300
Cash and cash equivalents, beginning of period                      42,006,179       20,639,610
                                                                ---------------  ---------------
Cash and cash equivalents, end of period                        $   10,389,943   $   23,939,910
                                                                ---------------  ---------------
                                                                ---------------  ---------------

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

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 30, 1999 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six week periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

    The pro forma data presented in the unaudited consolidated statement of income for the thirteen and twenty-six weeks ended August 1, 1998 is included in order to illustrate the effect of the reorganization transactions as if such transactions occurred as of the beginning of that fiscal period and to reflect the change in tax status as described in Note 3 below. As more fully described in the Company's Form 10-K, immediately prior to the initial public offering, a series of reorganization transactions occurred in which the Company acquired substantially all of the assets and liabilities of its predecessors and The Electronics Boutique, Inc., a predecessor company, retained certain assets. The pro forma information is based on the historical financial statements of The Electronics Boutique Group ("EB Group"). In the opinion of management, all adjustments have been made that are necessary to present fairly the pro forma data.

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

(3)      INCOME TAXES

    The Company is subject to federal and state income taxes as a C corporation whereas the EB Group had been treated as an S corporation and a partnership for federal and certain state income tax purposes resulting in taxable income being passed through to the shareholders and partners. For purposes of comparison, a tax charge has been reflected in the pro forma data on the statement of income for the thirteen and twenty-six week periods ending August 1, 1998 to show the results of operations as if the EB Group had been subject to taxes as a C corporation.

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

(4)      DEBT

    The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of July 31, 1999, $ 9.0 million was outstanding on this facility.

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


                                                 Thirteen weeks ended             Twenty-six weeks ended
                                            -------------------------------   -----------------------------
                                               July 31,        August 1,        July 31,       August 1,
                                                 1999            1998             1999           1998
                                              ------------    -------------   -------------   -------------
Net income (loss)                           $   549,384     $    (662,034)  $    3,421,953  $    2,188,185
Foreign currency translation adjustment        (149,150)            4,567          211,748         120,227
                                              ------------    -------------   -------------   -------------
Comprehensive income (loss)                 $   400,234     $    (657,467)  $    3,633,701  $    2,308,412
                                              ------------    -------------   -------------   -------------
                                              ------------    -------------   -------------   -------------

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company believes that it is among the world's largest specialty retailers of electronic games. The Company's primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of July 31, 1999, the Company operated a total of 567 stores in 46 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. In addition, the Company offers its products over the internet under the URL address of WWW.EBWORLD.COM. As of July 31, 1999, the Company also provided management services for Electronics Boutique Plc., which operated 267 stores and 17 department store-based concessions in the United Kingdom, Ireland and Sweden. As of such date, the Company also managed 16 mall-based Waldensoftware stores for Borders Group, Inc. The Company is a holding company and does not have any significant assets or liabilities, other than all of the outstanding capital stock of its subsidiaries.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                                       Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                     ----------------------          ----------------------
                                                     July 31,        August 1,        July 31,        August 1,
                                                       1999            1998             1999            1998
                                                     ---------       ---------       ---------       ---------
Net sales                                                99.4%           99.5%           99.3%           99.5%
Management fees                                           0.6             0.5             0.7             0.5
                                                     ---------       ---------       ---------       ---------
Total revenues                                          100.0           100.0           100.0           100.0
Cost of goods sold                                       72.8            74.1            73.0            74.1
Gross profit                                             27.2            25.9            27.0            25.9
Operating expenses                                       23.9            23.5            22.4            22.1
Depreciation and amortization                             2.5             2.3             2.3             2.2
                                                     ---------       ---------       ---------       ---------
Income from operations                                    0.8             0.1             2.3             1.6
Equity in loss of affiliates                              0.0            (0.1)            0.0            (0.1)
Interest (income) expense, net                            0.0             0.6            (0.1)            0.4
                                                     ---------       ---------       ----------      ---------
Income (loss) before income tax expense                   0.8            (0.6)            2.4             1.1
Income tax expense                                        0.3             0.1             0.9             0.1
                                                     ---------       ---------       ---------       ---------
Net income (loss)                                         0.5%           (0.7)%           1.5%            1.0%
                                                     ---------       ---------       ---------       ---------
                                                     ---------       ---------       ---------       ---------


THIRTEEN WEEKS ENDED JULY 31, 1999 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 1,
1998

    Net sales increased by 10.3% from $101.9 million in the thirteen weeks ended August 1, 1998 to $112.4 million in the thirteen weeks ended July 31, 1999. The increase in net sales was primarily attributable to the additional sales volume resulting from 93 net new stores opened since August 1, 1998, partially offset by a 4.1% decrease in comparable store sales. Continuing strong demand for Nintendo Game Boy software and hardware, PC entertainment software, toys and software-related action figures positively impacted comparable store sales. However, sales of Sony PlayStation and Nintendo 64 video game hardware were below the comparable period for the prior year due to a price reduction in June of 1998 that significantly increased unit sales in the prior year period. Additionally, the Company believes that the current quarter's hardware sales were negatively impacted by consumer anticipation of another price reduction to these systems, which did occur in mid-August. Sales of Sony PlayStation and Nintendo 64 video game software were negatively impacted by the delay in the release of several major titles into the third quarter of the current fiscal year and a relatively weak selection of new release titles throughout the second quarter. The company expects sales to be positively impacted in the third quarter by the introduction of a new video game hardware system, Sega Dreamcast, on September 9, 1999. Based on presales of this item to date, it is expected that sales volume for this day will be the largest single sales day in the Company's history.

    Management fees increased from $0.5 million in the thirteen weeks ended August 1, 1998 to $0.7 million in the thirteen weeks ended July 31, 1999. The increase was primarily attributable to additional fees earned from Electronics Boutique plc., which were partially offset by lower continuing fees earned under the consulting agreement with Borders Group, Inc. In May 1999, Electronics Boutique plc. completed an acquisition of a competitor, which resulted in approximately $245,000 of additional management fees earned on the sales of these newly acquired stores.

    Cost of goods sold increased by 8.5% from $75.9 million in the thirteen weeks ended August 1, 1998 to $82.3 million in the thirteen weeks ended July 31, 1999. As a percentage of net sales, cost of goods sold decreased from 74.5% in the thirteen weeks ended August 1, 1998 to 73.3% in the thirteen weeks ended July 31, 1999. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to increases in sales of Nintendo Game Boy software and hardware, toys and software-related action figures that carry higher overall margins than the console video game category which experienced reduced sales in the current fiscal quarter. The Company expects cost of goods as a percentage of sales to be higher during the third quarter as a result of the magnitude of sales anticipated for the release of the new Sega Dreamcast video hardware system.

    Selling, general and administrative expense increased by 12.1% from $24.1 million in the thirteen weeks ended August 1, 1998 to $27.0 million in the thirteen weeks ended July 31, 1999. As a percentage of total revenues, selling, general and administrative expense increased from 23.5% in 1998 to 23.9% in 1999. The $2.9 million increase was attributable to the increase in the Company's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses, which was partially offset by an increase in promotional and marketing reimbursements. The increase in selling, general and administrative expenses as a percentage of total revenues was primarily attributable to expenses associated with the addition of 93 net new stores since August 1, 1998 and for expected new store openings in fiscal 2000.

    Depreciation and amortization expense increased by 18.1% from $2.4 million in the thirteen weeks ended August 1, 1998 to $2.8 million in the thirteen weeks ended July 31, 1999. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings.

    Operating income increased by $0.8 million from $0.1 million in the thirteen weeks ended August 1, 1998 to $0.9 million in the thirteen weeks ended July 31, 1999. As a percentage of total revenues, operating income increased from 0.1% in 1998 to 0.8% in 1999, as the decrease in cost of goods sold as a percentage of total revenues more than offset the increase in operating expenses as a percentage of total revenues.

    Interest (income) expense, net, decreased from an expense of $0.6 million in the thirteen weeks ended August 1, 1998 to an expense of $37,000 in the thirteen weeks ended July 31, 1999. The decrease was primarily attributable to the repayment of the Company's debt in the prior year with the proceeds of the initial public offering and a modest level of borrowing in the current quarter under the Company's credit facility, which amount was partially offset by interest income.

    As a result of all the above factors, the Company's income before income taxes increased by $1.5 million from a loss of $0.6 million in the thirteen weeks ended August 1, 1998 to income of $0.9 million in the thirteen weeks ended July 31, 1999.

TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

    Net sales increased by 12.7% from $208.7 million in the twenty-six weeks ended August 1, 1998 to $235.1 million in the twenty-six weeks ended July 31, 1999. The increase in net sales was primarily attributable to the additional sales volume attributable to new stores opened since August 1, 1998, partially offset by a 1.2% decrease in comparable store sales. Strong demand for Nintendo Game Boy software and hardware, PC entertainment software, toys and software-related action figures positively impacted comparable store sales. However, sales of Sony PlayStation and Nintendo 64 video game hardware were below last year primarily due to a price reduction in June of 1998 that significantly increased unit sales during last year's comparable period. Sales of Sony Playstation and Nintendo 64 video game software were negatively impacted by a relatively weak selection of new release titles throughout the current year and by the delay in the release of several major titles into the third quarter of this year, while last year's results were positively impacted by sales of a few very successful titles.

    Management fees increased by $0.5 million from $1.1 million in the twenty-six weeks ended August 1, 1998 to $1.6 million in the twenty-six weeks ended July 31, 1999. The increase was primarily attributable to an additional $248,000 for a performance fee earned for fiscal 1999 under the consulting agreement with Border's Group, Inc. and to $245,000 of additional management fees earned from Electronics Boutique plc. on the sales of a newly acquired competitor which occurred in May 1999.

    Cost of goods sold increased by 11.2% from $155.4 million in the twenty-six weeks ended August 1, 1998 to $172.8 million in the twenty-six weeks ended July 31, 1999. As a percentage of net sales, cost of goods sold decreased from 74.5% in the twenty-six weeks ended August 1, 1998 to 73.5% in the twenty-six weeks ended July 31, 1999. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to increases in sales of Nintendo Game Boy software and hardware, toys and software-related action figures that carry higher overall margins than the console video game category which experienced reduced sales in the current fiscal year.

    Selling, general and administrative expense increased by 14.4% from $46.3 million in the twenty-six weeks ended August 1, 1998 to $53.0 million in the twenty-six weeks ended July 31, 1999. As a percentage of total revenues, selling, general and administrative expense increased from 22.1% in 1998 to 22.4% in 1999. The $6.7 million increase was attributable to the increase in the Company's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses, which was partially offset by an increase in promotional and marketing reimbursements. The increase in selling, general and administrative expenses as a percentage of total revenues were primarily attributable to expenses associated with the addition of 93 net new stores since August 1, 1998 and for expected new store openings in fiscal 2000.

    Depreciation and amortization expense increased by 19.1% from $4.7 million in the twenty-six weeks ended August 1, 1998 to $5.5 million in the twenty-six weeks ended July 31, 1999. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings.

    Operating income increased by 60.6% from $3.4 million in the twenty-six weeks ended August 1, 1998 to $5.4 million in the twenty-six weeks ended July 31, 1999. As a percentage of total revenues, operating income increased from 1.6% in 1998 to 2.3% in 1999, as the decrease in cost of goods sold as a percentage of total revenues more than offset the increase in operating expenses as a percentage of total revenues.

    Interest (income) expense, net, improved from an expense of $0.8 million in the twenty-six weeks ended August 1, 1998 to income of $0.3 million in the twenty-six weeks ended July 31, 1999. The change was primarily attributable to the repayment of the Company's debt with the proceeds of the initial public offering and the interest income generated by investing excess cash in short term investments, partially offset by a modest level of borrowing under the company's credit facility.

    As a result of all the above factors, the Company's income before income taxes increased by 136.6% from $2.4 million in the twenty-six weeks ended August 1, 1998 to $5.6 million in the twenty-six weeks ended July 31, 1999.


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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through a combination of cash generated from operations and bank debt. The Company's working capital deficit increased from $3.1 million at January 30, 1999 to $7.9 million at July 31, 1999. At July 31, 1999 the Company had $9.0 million of borrowings under its $50 million revolving credit facility.

    The Company used $26.9 million in cash from operations in the twenty-six week period ended July 31, 1999 and used $8.8 million of cash from operations during the twenty-six weeks ended August 1, 1998. The $26.9 million of cash used in operations in 1999 was primarily the result of a decrease of $20.9 million in accounts payable, a decrease of $9.6 million in taxes payable, a decrease of $1.8 million in accrued expenses, an increase of $1.9 million in accounts receivable and an increase of $1.5 million in merchandise inventories, partially offset by $9.1 million of net income and non-cash charges to net income. The decrease in accounts payable was primarily due to payments of outstanding balances from the end of fiscal 1999. The $8.8 million of cash used in operations in 1998 was primarily the result of a decrease of $16.7 million in accounts payable, an increase of $1.2 million in accounts receivable, and an increase of $1.2 million in merchandise inventories, partially offset by $7.1 million of net income and non-cash charges to net income, a decrease of $2.5 million in due from affiliates, and a $1.1 million decrease in prepaid expenses.

    The Company made capital expenditures of $13.7 million in the twenty-six weeks ended July 31, 1999, primarily to open new stores and remodel existing stores, for leasehold improvements at the Company's headquarters and primary distribution center, and for equipment and leasehold improvements at a new customer service facility in Nevada to support internet and catalog sales operations. The Company expects to make approximately $29.0 million of capital expenditures in fiscal 2000. A predecessor to the Company made capital expenditures of $7.9 million in the twenty-six weeks ended August 1, 1998, primarily for opening new stores, to remodel existing stores and for leasehold improvements at the corporate headquarters and primary distribution center.

    The Company believes that cash generated from its operating activities and available bank borrowings will be sufficient to fund its operations and store expansion programs for the next year.

IMPACT OF INFLATION

    The Company does not believe that inflation has had a material effect on its net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The adoption of this standard is not expected to materially impact the Company's results of operations, financial condition or long-term liquidity

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 delays the implementation of SFAS No. 133 until the year 2002.

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

Y2K Project Methodology and Approach.

    The Company's Y2K project uses a five-phase methodology and approach, of which the first two phases have been completed The five phases of the Company's Y2K project are as follows:

    Phase I - Inventory. The Company collects a comprehensive list of items that may be affected by Y2K issues. Item categories are defined as facilities ("Facilities"), hardware ("Hardware"), software ("Software"), vendor hardware and software ("Non-EB"), and system feeds and interfaces ("Interfaces"). As of July 31, 1999, the Company had inventoried 100% of items that it believes may be affected by the Y2K issue.

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

    Based on assigned priorities from Phase I and II, the following three phases are being carried out to the Critical items first, followed by the Important items, then the Inconvenient items and finally the Non-Essential items if resources are available. The Company had planned to remediate all Critical and Important items before July 31, 1999, however this goal was not accomplished due to delays caused by external vendor software issues. The Company now intends to achieve this goal before October 31, 1999.

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

SUPPLIER ELECTRONIC DATA INTERCHANGE (EDI) STATUS

    The majority of products the Company resells are purchased from a relatively small group of manufacturers and/or distributors. In order to efficiently communicate with these companies, EDI was deployed wherever possible. At the end of fiscal 1999, the Company had upgraded to the Y2K compliant EDI "4010" format. However, since a good portion of the Company's suppliers are still using non-compliant EDI formats, the Company will continue using the "3020" and "3040" formats with these non-compliant suppliers. These suppliers are being tracked in the Company's Y2K project database, and every effort will be made to facilitate 100% Y2K compliance with these suppliers. In case some suppliers are still not Y2K compliant by December 31, 1999, the Company's contingency plan is to communicate with them through facsimile, mail and/or modem transmissions.

INTERNATIONAL SUBSIDIARIES AND DOMESTIC DISTRIBUTION CENTERS

    The Company operates retail stores in Australia, Canada, Puerto Rico and Korea with regional sales offices in all but Puerto Rico. In addition, the Company ships products out of its own distribution centers as well as third-party distribution centers in the continental United States. Instead of deploying and replicating distributed systems at each of these locations, the Company implemented a centralized computing environment with telecommunication networks. This approach simplified the Y2K impact to the Company as a whole since these locations do not have any Critical systems with which to contend. Most, if not all, desktop applications and computers are the same as those at the Company's headquarters. Accordingly, these sites should be less prone to Y2K problems. Nonetheless, the Company has completed the inventory and assessment of these systems and is continuing with any necessary remediation, testing and implementation. All locations are expected to be rid of Critical, if any, and Important Y2K issues by October 31, 1999.



OVERALL Y2K PROJECT STATUS BY PRIORITY (AS OF JULY 31, 1999)
                                Complexity          Y2K             Y2K            Y2K           Compliant
    Priority         Count       Unit(1)          Ready(2)       Tested(3)     Compliant(4)         By(5)
------------------  ---------  --------------  --------------  -------------- ---------------  --------------

Critical                  93            1223          95.50%          93.05%          93.05%      10/31/1999
Important                227             405          95.31%          85.93%          85.93%      10/31/1999
Inconvenient              45              51          98.04%          92.16%          92.16%      10/31/1999
Non-essential             14              23         100.00%         100.00%         100.00%
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

    The Company expects that the aggregate cost of its identification, assessment, remediation, replacement, testing and implementation efforts related to the Y2K issue will not exceed $900,000 and that these expenditures will be funded from operating cash flows. As of July 31, 1999, the Company had incurred costs of approximately $720,000 related to the Y2K issue, including analysis, remediation, repair, or replacement of existing software, and upgrades to existing software which have been expensed as incurred. The Company's estimates of the costs of achieving Y2K compliance and the dates by which Y2K compliance will be completed are based on management's best estimate and include assumptions as to the availability of technical skills of Company associates and independent contractors, timely compliance by its business partners, and other factors.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 1999, the Company held its Annual Meeting of Stockholders at which the stockholders:

(1) Elected Susan Y. Kim and Stanley ("Mickey") Steinberg to serve as Class I Directors until the 2002 annual meeting or until their successors are elected and qualified. Ms. Kim and Mr. Steinberg received the number of votes set opposite their respective names:




                                                      FOR ELECTION              WITHHELD
                                                      ------------              --------
     Susan Y. Kim                                     19,689,305                  4,980
     Stanley ("Mickey") Steinberg                     19,689,305                  4,980



(2) Ratified the Company's appointment of KPMG LLP as the Company's independent certified public accountants for the 2000 fiscal year. Such proposal received 19,691,095 votes for the ratification, 2,140 against the ratification and 1,050 votes abstained.


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits:

            10.1 Employment Agreement by and between the Company and Seth P. Levy dated July 9, 1999.
            11.1  Statement regarding computation of per share earnings
            27.1  Financial Data Schedule

         b. Reports on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ELECTRONICS BOUTIQUE HOLDINGS CORP.
                               (Registrant)

Date:    September 2, 1999     By:   /s/ Joseph J. Firestone
                                     -----------------------------
                                     Joseph J. Firestone
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)


Date:    September 2, 1999     By:  /s/ John R. Panichello
                                    ------------------------------
                                    John R. Panichello
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                                  EXHIBIT INDEX

Exhibit
NO.               DESCRIPTION
-------           -----------
10.1              Employment Agreement by and between the Company and Seth P.
                  Levy dated July 9, 1999.

11.1              Statement Regarding Computation of Per Share Earnings

27.1              Financial Data Schedule
