Form 10-Q
period 1999-10-30
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 1999-12-09
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         (MARK  ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

                                                        OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO__________


                        COMMISSION FILE NUMBER: 000-24603
                                                ---------

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                              51-0379406
       -------------------------------------------------------------------
      (STATE OF INCORPORATION)         (IRS EMPLOYER IDENTIFICATION NUMBER)


       931 SOUTH MATLACK STREET
       WEST CHESTER, PENNSYLVANIA                                  19382
       ------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


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

YES / X /    NO /  /


AT DECEMBER 7, 1999, THERE WERE 22,213,914 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX



                                                                                                 Page
                                                                                                 ----

Part I.  Financial Information

         Item 1. Financial Statements
                  Consolidated Balance Sheets at
                   October 30, 1999 (unaudited) and January 30, 1999                                3

                  Consolidated Statements of Income (unaudited)
                   Thirteen and  thirty-nine weeks ended
                   October 30, 1999 and October 31, 1998                                            4

                  Consolidated Statements of Cash Flows (unaudited)
                    Thirty-nine weeks ended
                   October 30, 1999 and October 31, 1998                                            5

                  Notes to Consolidated Financial Statements (unaudited)                            6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                   8


Part II. Other Information

         Item 1.  Legal Proceedings                                                               15

         Item 6.  Exhibits and Reports on Form 8-K                                                15

Signatures                                                                                        16


PART I.

ITEM 1. FINANCIAL STATEMENTS

                    ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                                             October 30,        January 30,
ASSETS                                                                          1999               1999
                                                                          -----------------  -----------------
                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                          $       10,049,618 $       42,006,179
     Accounts receivable:
        Trade and vendors                                                        8,056,506          4,010,293
        Other                                                                    2,913,402          1,516,085
     Due from affiliates                                                                 -            984,096
     Merchandise inventories                                                   132,093,565         65,433,008
     Deferred tax asset                                                          2,694,000          2,694,000
     Prepaid expenses                                                            8,409,558            969,949
                                                                          -----------------  -----------------
Total current assets                                                           164,216,649        117,613,610
                                                                          -----------------  -----------------

Property and equipment:
     Leasehold improvements                                                     54,242,286         46,933,403
     Fixtures and equipment                                                     41,910,875         32,362,909
     Land                                                                          908,000                  -
     Construction in progress                                                    3,883,608          1,087,964
                                                                          -----------------  -----------------
                                                                               100,944,769         80,384,276
     Less accumulated depreciation and amortization                             43,043,196         37,349,298
                                                                          -----------------  -----------------
Net property and equipment                                                      57,901,573         43,034,978

Goodwill and other intangible assets                                             1,602,139          1,898,395
Deferred tax asset                                                               6,522,723          6,319,000
Other assets                                                                     3,505,580          3,181,566
                                                                          -----------------  -----------------
Total assets                                                            $      233,748,664 $      172,047,549
                                                                          =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                  $           33,352 $           99,996
     Accounts payable                                                          149,060,027         90,835,578
     Accrued expenses                                                           22,417,949         19,625,068
     Income taxes payable                                                        2,903,630         10,144,023
                                                                          -----------------  -----------------
Total current liabilities                                                      174,414,958        120,704,665
                                                                          -----------------  -----------------

Long-term liabilities:
     Notes payable                                                                       -              8,353
     Deferred rent                                                               2,603,927          2,492,140
                                                                          -----------------  -----------------
Total liabilities                                                              177,018,885        123,205,158
                                                                          -----------------  -----------------

Stockholders' equity
     Preferred stock - authorized 25,000,000 shares; $.01 par value;
         no shares issued and outstanding at October 30, 1999                            -                  -
     Common stock - authorized 100,000,000 shares; $.01 par value;
        20,202,400 shares issued and outstanding at October 30, 1999               202,024            201,692
     Additional paid-in capital                                                 32,005,896         31,541,428
     Accumulated other comprehensive expense                                      (550,192)          (686,920)
     Retained earnings                                                          25,072,051         17,786,191
                                                                          -----------------  -----------------

Total stockholders' equity                                                      56,729,779         48,842,391
                                                                          -----------------  -----------------

Total liabilities and stockholders' equity                              $      233,748,664 $      172,047,549
                                                                          =================  =================



See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                             Thirteen weeks ended        Thirty-nine weeks ended
                                                                         --------------------------    ---------------------------
                                                                         October 30,   October 31,     October 30,     October 31,
                                                                             1999          1998            1999            1998
                                                                         ------------  ------------    ------------   ------------

Net sales                                                                $176,465,510  $110,664,405    $411,584,871   $319,324,290
Management fees                                                               944,157       635,326       2,524,743      1,736,871
                                                                         ------------  ------------    ------------   ------------
Total revenues                                                           $177,409,667  $111,299,731    $414,109,614   $321,061,161
                                                                         ------------  ------------    ------------   ------------
Costs and expenses:
    Costs of merchandise sold, including freight                          135,979,488    83,627,904     308,757,045    239,051,971
    Selling, general and administrative                                    32,020,460    22,657,291      85,020,258     68,987,520
    Depreciation and amortization                                           3,118,557     2,495,421       8,665,310      7,154,509
                                                                         ------------  ------------    ------------   ------------

Operating income                                                           6,291,162      2,519,115      11,667,001     5,867,161
Equity in loss of affiliates                                                       -              -               -      (160,575)
Interest (income) expense, net                                               (64,300)      (148,587)       (316,674)      659,993
                                                                         ------------  ------------    ------------   ------------

Income before income taxes                                                 6,355,462      2,667,702      11,983,675     5,046,593
Income tax expense                                                         2,491,555      1,045,536       4,697,815     1,236,242
                                                                         ------------  ------------    ------------   ------------

Net income                                                               $ 3,863,907   $  1,622,166    $  7,285,860   $ 3,810,351
                                                                         ============  =============   ============   ============

Net income per share - basic                                             $      0.19   $       0.08    $       0.36
                                                                         ===========   ============    ============

Weighted average shares outstanding - basic                               20,187,898     20,169,200      20,175,438
                                                                         ===========   ============    ============

Net income per share - diluted                                           $      0.19   $       0.08    $       0.36
                                                                         ===========   ============    ============

Weighted average shares outstanding - diluted                             20,733,249     20,169,200      20,467,167
                                                                         ===========   ============    ============

PRO FORMA DATA:

Pro forma income before income tax expense                                                                              5,046,593
Pro forma income tax expense                                                                                            1,978,061
                                                                                                                      ------------

Pro forma net income                                                                                                  $ 3,068,532
                                                                                                                      ============

Pro forma net income per share - basic and diluted                                                                    $      0.18
                                                                                                                      ============

Pro forma weighted average shares outstanding - basic and diluted                                                       17,316,636
                                                                                                                        ===========



See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                    Thirty-nine weeks ended
                                                                --------------------------------
                                                                 October 30,      October 31,
                                                                     1999             1998
                                                                ---------------  ---------------

Cash flows from operating activities:
    Net income                                                  $    7,285,860   $    3,810,351
    Adjustments to reconcile net income to cash used in
       operating activities:
          Depreciation of property and equipment                     8,481,099        6,855,834
          Amortization of other assets                                 184,211          298,675
          Loss on disposal of property and equipment                   250,842          198,704
          Equity in loss of affiliates                                       -          160,575
          Changes in assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                                 (5,434,409)      (3,234,212)
                Due from affiliates                                    985,086        2,446,768
                Merchandise inventories                            (66,436,619)     (39,998,437)
                Prepaid expenses                                    (7,436,904)      (1,848,638)
                Other long-term assets                                (533,996)        (664,034)
             (Decrease) increase in:
                Accounts payable                                    60,035,876       25,360,823
                Accrued expenses                                       772,050        1,408,766
                Due to affiliate                                       (57,209)      (7,855,957)
                Income taxes payable                                (7,240,626)        (195,585)
                Deferred rent                                          106,244          (77,406)
                                                                ---------------  ---------------
Net cash used in operating activities                               (9,038,495)     (13,333,773)
                                                                ---------------  ---------------
Cash flows used in investing activities:
    Purchases of property and equipment                            (23,314,058)     (13,561,834)
    Proceeds from disposition of assets                                    335          130,692
                                                                ---------------  ---------------
Net cash used in investing activities                              (23,313,723)     (13,431,142)
                                                                ---------------  ---------------
Cash flows from financing activities:
    Distributions                                                            -      (19,950,573)
    Proceeds from exercise of stock options                            464,800                -
    Proceeds from equity offering                                            -       54,962,500
    Net cash retained by predecessor company                                 -      (12,375,535)
    Net payments under revolving credit facility                             -          139,973
    Repayments of long-term debt                                       (74,997)     (12,871,595)
                                                                ---------------  ---------------
Net cash provided by financing activities                              389,803        9,904,770
                                                                ---------------  ---------------

Effects of exchange rates on cash                                        5,854          307,278

Net decrease in cash and cash equivalents                          (31,956,561)     (16,552,867)
Cash and cash equivalents, beginning of period                      42,006,179       20,639,610
                                                                ---------------  ---------------
Cash and cash equivalents, end of period                        $   10,049,618   $    4,086,743
                                                                ===============  ===============



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

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 30, 1999 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and thirty-nine week periods ended October 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

    The pro forma data presented in the unaudited consolidated statement of income for the thirty-nine weeks ended October 31, 1998 is included in order to reflect the change in tax status as described in Note 3 below.

(2)      NET INCOME PER SHARE

     Basic net income per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options. Pro forma net income per share amounts for all relevant periods have been presented.

(3)      INCOME TAXES

    The Company is subject to federal and state income taxes as a C corporation whereas the predecessor to the Company (the EB Group) had been treated as an S corporation and a partnership for federal and certain state income tax purposes resulting in taxable income being passed through to the shareholders and partners. For purposes of comparison, a tax charge has been reflected in the pro forma data on the statement of income for the thirty-nine week period ending October 31, 1998 to show the results of operations as if the EB Group had been subject to taxes as a C corporation.

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

(4)      DEBT

    The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of October 30, 1999, there were no outstanding borrowings on this facility.

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


                                                Thirteen weeks ended           Thirty-nine weeks ended
                                           -------------------------------- -------------------------------
                                              October 30,     October 31,     October 30,     October 31,
                                                 1999             1998            1999            1998
                                           --------------   --------------  --------------  --------------

Net income                                  $  3,863,907    $    1,622,166  $    7,285,860  $    3,810,351
Foreign currency translation adjustment          (75,020)           89,095         136,728         209,322
                                            ------------    --------------  --------------  --------------
Comprehensive income                        $  3,788,887    $    1,711,261  $    7,422,588  $    4,019,673
                                            ============    ==============  ==============  ==============


ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company believes that it is among the world's largest specialty retailers of electronic games. The Company's primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of October 30, 1999, the Company operated a total of 595 stores in 46 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. In addition, the Company offers its products over the internet under the URL address of WWW.EBWORLD.COM. As of October 30, 1999, the Company also provided management services for Electronics Boutique Plc., which operated 273 stores and 18 department store-based concessions in the United Kingdom, Ireland and Sweden. As of such date, the Company also managed 15 mall-based Waldensoftware stores for Borders Group, Inc. The Company is a holding company and does not have any significant assets or liabilities, other than all of the outstanding capital stock of its subsidiaries.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                                        Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                     ---------------------------    ----------------------------
                                                     October 30,     October 31,     October 30,     October 31,
                                                        1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------
Net sales                                                99.5%           99.4%           99.4%           99.5%
Management fees                                           0.5             0.6             0.6             0.5
                                                    ---------       ---------       ---------       ---------
Total revenues                                          100.0           100.0           100.0           100.0
Cost of goods sold                                       76.6            75.1            74.6            74.5
                                                    ---------       ---------       ---------       ---------
Gross profit                                             23.4            24.9            25.4            25.5
Operating expenses                                       18.0            20.4            20.5            21.5
Depreciation and amortization                             1.8             2.2             2.1             2.2
                                                    ---------       ---------       ---------       ---------
Income from operations                                    3.6             2.3             2.8             1.8
Equity in loss of affiliates                                -               -               -            (0.0)
Interest (income) expense, net                            0.0            (0.1)           (0.1)            0.2
                                                    ---------       ---------       ---------       ---------
Income before income tax expense                          3.6             2.4             2.9             1.6
Income tax expense                                        1.4             0.9             1.1             0.4
                                                    ---------       ---------       ---------       ---------
Net income                                                2.2%            1.5%            1.8%            1.2%
                                                    =========       =========       =========       =========



THIRTEEN WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 31, 1998

    Net sales increased by 59.5% from $110.7 million in the thirteen weeks ended October 31, 1998 to $176.5 million in the thirteen weeks ended October 30, 1999. The increase in net sales was primarily attributable to a 37.5% increase in comparable store sales, which resulted in a $40.5 million increase in net sales, and the additional sales volume resulting from 95 net new stores opened since October 31, 1998. Comparable store sales were positively impacted in the current quarter by the release of the Sega Dreamcast console system on September 9, 1999, a good quantity of well-received new release titles for existing video game console platforms, a continuing strong demand for Nintendo Game Boy software and hardware, and a surge in the toy categories including Pokemon trading cards. The Company was the number one retailer on the release day of Sega's Dreamcast system and had a 22% market share over the first three days of sales after the release date in the United States, as determined from NPD Interactive Entertainment reports.

    Management fees increased by 48.6% from $0.6 million in the thirteen weeks ended October 31, 1998 to $0.9 million in the thirteen weeks ended October 30, 1999. The increase was primarily attributable to additional fees earned from Electronics Boutique plc., which were partially offset by lower continuing fees earned under the consulting agreement with Borders Group, Inc. In May 1999, Electronics Boutique plc. completed an acquisition of a competitor. Approximately $370,000 of additional management fees were earned in the current quarter on the combined sales of the Electronics Boutique plc. stores compared to the prior year period.

    Cost of goods sold increased by 62.6% from $83.6 million in the thirteen weeks ended October 31, 1998 to $136.0 million in the thirteen weeks ended October 30, 1999. As a percentage of net sales, cost of goods sold increased from 75.6% in the thirteen weeks ended October 31, 1998 to 77.1% in the thirteen weeks ended October 30, 1999. As expected, the increase in cost of goods sold as a percentage of net sales was primarily attributable to the significant sales of lower margin Sega Dreamcast hardware in the current quarter, partially offset by strong sales of higher margin software with this new system and higher margin Game Boy products, toys and trading cards.

    Selling, general and administrative expense increased by 41.3% from $22.7 million in the thirteen weeks ended October 31, 1998 to $32.0 million in the thirteen weeks ended October 30, 1999. As a percentage of total revenues, selling, general and administrative expense decreased from 20.4% in the thirteen weeks ended October 31, 1998 to 18.0% in the thirteen weeks ended October 30, 1999. The $9.3 million increase was primarily attributable to the increase in the Company's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses. Also included in this increase was $1.6 million for an advertising and promotional campaign for the Company's e-commerce business that began in the current quarter. The decrease in selling, general and administrative expense as a percentage of total revenues was primarily attributable to an increase in net sales and the impact of the above factors on operating expenses.

    Depreciation and amortization expense increased by 25.0% from $2.5 million in the thirteen weeks ended October 31, 1998 to $3.1 million in the thirteen weeks ended October 30, 1999. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores.

    Operating income increased by 150% from $2.5 million in the thirteen weeks ended October 31, 1998 to $6.3 million in the thirteen weeks ended October 30, 1999. As a percentage of total revenues, operating income increased from 2.3% in the thirteen weeks ended October 31, 1998 to 3.6% in the thirteen weeks ended October 30, 1999, as the increase in cost of goods sold as a percentage of total revenues was more than offset by a decrease in operating expenses and depreciation and amortization expense as a percentage of total revenues.

    Interest (income) expense, net, decreased by 56.7% from income of $149,000 in the thirteen weeks ended October 31, 1998 to income of $64,000 in the thirteen weeks ended October 30, 1999. The decrease was primarily attributable to a higher level of interest income earned on short term investments of the proceeds of the initial public offering after repayment of the Company's debt in the prior year and the impact of interest expense on a modest level of borrowing under the Company's credit facility in the current year period which offset interest income earned.

    As a result of all the above factors, the Company's income before income taxes increased by 138% from income of $2.7 million in the thirteen weeks ended October 31, 1998 to income of $6.4 million in the thirteen weeks ended October 30, 1999.

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

    Net sales increased by 28.9% from $319.3 million in the thirty-nine weeks ended October 31, 1998 to $411.6 million in the thirty-nine weeks ended October 30, 1999. The increase in net sales was primarily attributable to the additional sales volume attributable to 95 net new stores opened since October 31, 1998 and by a 12.1% increase in comparable store sales. Comparable store sales were positively impacted in the current year period primarily by the release of the Sega Dreamcast console system on September 9, 1999, which was supported by 18 software titles at launch and more shortly thereafter. In addition, a strong demand for Nintendo Game Boy software and hardware, toy categories including software-related action figures and Pokemon trading cards, and a stronger selection of new release titles for existing hardware platforms in this year's third quarter positively impacted comparable store sales for the thirty-nine week period.

    Management fees increased by 45.4% from $1.7 million in the thirty-nine weeks ended October 31, 1998 to $2.5 million in the thirty-nine weeks ended October 30, 1999. The increase was primarily attributable to additional management fees earned from Electronics Boutique plc. on the sales of a newly acquired competitor which occurred in May 1999 and to an additional $248,000 for a performance fee earned for fiscal 1999 under the consulting agreement with Border's Group, Inc.

    Cost of goods sold increased by 29.2% from $239.1 million in the thirty-nine weeks ended October 31, 1998 to $308.8 million in the thirty-nine weeks ended October 30, 1999. As a percentage of net sales, cost of goods sold increased from 74.9% in the thirty-nine weeks ended October 31, 1998 to 75.0% in the thirty-nine weeks ended October 30, 1999. The increase in cost of goods sold as a percentage of net sales was primarily attributable to the significant sales of the Sega Dreamcast hardware in the third quarter of this year, which carry much lower margins than software, partially offset by increases in sales of Nintendo Game Boy software and hardware, toys, software-related action figures and trading cards that carry higher overall margins than the console video game category.

    Selling, general and administrative expense increased by 23.2% from $69.0 million in the thirty-nine weeks ended October 31, 1998 to $85.0 million in the thirty-nine weeks ended October 30, 1999. As a percentage of total revenues, selling, general and administrative expense decreased from 21.5% in 1998 to 20.5% in 1999. The $16.0 million increase was primarily attributable to the increase in the Company's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses, which was partially offset by an increase in promotional and marketing reimbursements. In addition, $1.6 million was incurred for an advertising and promotional campaign that began in the third quarter of 1999 for the Company's e-commerce business. The decrease in selling, general and administrative expenses as a percentage of total revenues were primarily attributable to an increase in net sales and the impact of the above factors on operating expenses.

    Depreciation and amortization expense increased by 21.1% from $7.2 million in the thirty-nine weeks ended October 31, 1998 to $8.7 million in the thirty-nine weeks ended October 30, 1999. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores.

    Operating income increased by 98.9% from $5.9 million in the thirty-nine weeks ended October 31, 1998 to $11.7 million in the thirty-nine weeks ended October 30, 1999. As a percentage of total revenues, operating income increased from 1.8% in 1998 to 2.8% in 1999, as the increase in cost of goods sold as a percentage of total revenues was more than offset by a decrease in operating expenses as a percentage of total revenues.

    Interest (income) expense, net, improved from an expense of $0.7 million in the thirty-nine weeks ended October 31, 1998 to income of $0.3 million in the thirty-nine weeks ended October 30, 1999. The change was primarily attributable to the repayment of the Company's debt with the proceeds of the initial public offering and interest income generated by investing excess cash in short term investments, partially offset by a modest level of borrowing under the company's credit facility.

    As a result of all the above factors, the Company's income before income taxes increased by 137% from $5.0 million in the thirty-nine weeks ended October 31, 1998 to $12.0 million in the thirty-nine weeks ended October 30, 1999.


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


LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through a combination of cash generated from operations and bank debt. The Company's working capital deficit increased from $3.1 million at January 30, 1999 to $10.2 million at October 30, 1999, primarily due to the funding of capital expenditures in excess of proceeds generated from income with working capital. At October 30, 1999 the Company had no borrowings under its $50 million revolving credit facility.

    The Company used $9.0 million in cash from operations in the thirty-nine week period ended October 30, 1999 and used $13.3 million of cash from operations during the thirty-nine weeks ended October 31, 1998. The $9.0 million of cash used in operations in 1999 was primarily the result of an increase of $7.4 million in prepaid expenses, a decrease of $7.2 million in taxes payable, an increase of $6.4 million in the Company's investment in merchandise inventories net of accounts payable and an increase of $5.4 million in accounts receivable, partially offset by $16.2 million of net income and non-cash charges to net income. The $13.3 million of cash used in operations in 1998 was primarily the result of an increase of $14.6 million in the Company's investment in merchandise inventories net of accounts payable, a decrease of $5.4 million in net affiliate liabilities and receivables, an increase of $3.2 million in accounts receivable, and an increase of $1.8 million in prepaid expenses, partially offset by $11.3 million of net income and non-cash charges to net income.

    The Company made capital expenditures of $23.3 million in the thirty-nine weeks ended October 30, 1999, primarily to open new stores and remodel existing stores, for the building of a new 80,000 square foot distribution center adjacent to the Company's headquarters, for leasehold improvements at the Company's headquarters and primary distribution center, and for equipment and leasehold improvements at a new customer service facility in Nevada to support internet and catalog sales operations. The Company expects to make approximately $29.0 million of capital expenditures in fiscal 2000. The Company and its predecessor, the EB Group, made capital expenditures of $13.6 million in the thirty-nine weeks ended October 31, 1998, primarily for opening new stores, to remodel existing stores and for leasehold improvements at the corporate headquarters and primary distribution center.

    The Company completed a secondary offering of 2,000,000 shares of common stock that was effective on November 23, 1999. The offering price for these shares was $21.375 and the net proceeds received by the Company were $40,210,000.

    The Company believes that cash generated from its operating activities, offering proceeds and available bank borrowings will be sufficient to fund its operations and store expansion programs.


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

Y2K Project Methodology and Approach.

    The Company's Y2K project uses a five-phase methodology and approach, of which the first two phases have been completed. The five phases of the Company's Y2K project are as follows:

    Phase I - Inventory. The Company collects a comprehensive list of items that may be affected by Y2K issues. Item categories are defined as facilities ("Facilities"), hardware ("Hardware"), software ("Software"), vendor hardware and software ("Non-EB"), and system feeds and interfaces ("Interfaces"). The Company inventoried 100% of items that it believed might be affected by the Y2K issue by July 31, 1999.

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

    Based on assigned priorities from Phase I and II, the following three phases are being carried out to the Critical items first, followed by the Important items, then the Inconvenient items and finally the Non-Essential items. As of October 30, 1999, the Company had resolved all Critical issues and had one remaining Important issue. This item involves the ability of the Company to efficiently ship product to its stores and was expected to be resolved by October 30, 1999, however this goal was not accomplished due to delays caused by external vendor software issues. While this item is considered important by the Company and is expected to be resolved before the end of the calendar year, the Company will still be able to ship product using alternative, although less efficient, resources and equipment.

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


OVERALL Y2K PROJECT STATUS BY PRIORITY (AS OF NOVEMBER 15, 1999)


                                Complexity          Y2K             Y2K            Y2K           Compliant
    Priority         Count       Unit (1)        Ready (2)      Tested (3)    Compliant (4)       By (5)
------------------  ---------  --------------  --------------  -------------- ---------------  --------------

Critical                  84            1124          100.0%          100.0%          100.0%
Important                240             504          100.0%           90.1%           90.1%      12/15/1999
Inconvenient              45              51          100.0%          100.0%          100.0%
Non-essential             14              23          100.0%          100.0%          100.0%


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

    The Company expects that the aggregate cost of its identification, assessment, remediation, replacement, testing and implementation efforts related to the Y2K issue will not exceed $850,000 and that these expenditures will be funded from operating cash flows. As of October 30, 1999, the Company had incurred costs of approximately $794,000 related to the Y2K issue, including analysis, remediation, repair, or replacement of existing software, and upgrades to existing software which have been expensed as incurred. The Company's estimates of the costs of achieving Y2K compliance and the dates by which Y2K compliance will be completed are based on management's best estimate and include assumptions as to the availability of technical skills of Company associates and independent contractors, timely compliance by its business partners, and other factors.

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

                                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                       (Registrant)

Date:    December 9, 1999              By:  /s/ Joseph J. Firestone
                                            -----------------------
                                            Joseph J. Firestone
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date:    December  9, 1999             By:  /s/ John R. Panichello
                                            ----------------------
                                            John R. Panichello
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

Exhibit
No.               Description
-------           -----------

11.1     Statement Regarding Computation of Per Share Earnings

27.1     Financial Data Schedule