Form 10-K
period 2000-01-29
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2000-04-28
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 29, 2000

                                       OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to__________

                        Commission File Number: 000-24603

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 51-0379406
                ---------------------------------------------------
          (State of Incorporation) (IRS Employer Identification Number)

            931 South Matlack Street
           West Chester, Pennsylvania                            19382
           -----------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

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

YES  /X/          NO  / /

The aggregate market value of Common Stock held by non-affiliates, based upon the closing sale price as reported on the NASDAQ National Market on April 6, 2000, was approximately $438,940,077.

At April 6, 2000, there were 22,224,814 shares of common stock outstanding.

                       Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000
                                      INDEX


PART I                                                                                                Page
                                                                                                      ----
Item 1 -           Business                                                                              1
Item 1A -          Executive Officers of the Company                                                    15
Item 2 -           Properties                                                                           16
Item 3 -           Legal Proceedings                                                                    16
Item 4 -           Submission of Matters to a Vote of Security Holders                                  16

PART II
Item 5 -           Market for the Registrant's Common Equity and Related Stockholder
                   Matters                                                                              17
Item 6 -           Selected Financial Data                                                              18
Item 7 -           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                20
Item 7A -          Quantitative and Qualitative Disclosures About Market Risk                           24
Item 8 -           Consolidated Financial Statements                                                    26
Item 9 -           Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure                                                                 42

PART III
Item 10-           Directors and Executive Officers of the Company                                      42
Item 11-           Executive Compensation                                                               42
Item 12-           Security Ownership of Certain Beneficial Owners and Management                       42
Item 13-           Certain Relationships and Related Transactions                                       42

PART IV
Item 14 -          Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                                                        42

SIGNATURES                                                                                              45

                                     PART I

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "INTEND," "PREDICT," "BELIEVE," AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF AND SUBJECT TO THE SAFE HARBOR CREATED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT ON FORM 10-K AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF ELECTRONICS BOUTIQUE, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (I) TRENDS AFFECTING ELECTRONICS BOUTIQUE'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; AND (II) ELECTRONICS BOUTIQUE'S BUSINESS AND GROWTH STRATEGIES. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH IN ITEM 1. "BUSINESS - RISK FACTORS".

ITEM 1.   BUSINESS

GENERAL

    Electronics Boutique Holdings Corp. ("Electronics Boutique") believes it is among the world's largest specialty retailers of electronic games. We sell video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software, PC accessories and related products. We offer our products through our large and growing store base, which, as of January 29, 2000, included 619 stores located in 46 states, Puerto Rico, Canada, Australia and South Korea, operating primarily under the names Electronics Boutique and Stop 'N Save Software and through our web site at WWW.EBWORLD.COM. In addition to our retailing activities, we provide management services for Electronics Boutique, plc ("EB-UK"), a leading specialty retailer of electronic games in the United Kingdom, Sweden and Ireland, and for Waldensoftware stores on behalf of Borders Group, Inc. Our stores are primarily located in high traffic areas in regional shopping malls and average 1,200 square feet in size.

    Our core customer is the electronic game enthusiast who demands immediate access to new title releases and who generally purchases more video game titles and PC entertainment software than the average electronic game consumer. We believe that we attract the core game enthusiast due to our:

    - specialty store focus on the electronic game category,
    - ability to stock sought-after new releases,
    - breadth of product selection, and
    - knowledgeable sales associates.

    Our "FIRST TO MARKET" strategy establishes our stores and web site as the destination of choice for electronic game enthusiasts. We believe that our vendors recognize the importance of our core game enthusiast customer base and, consequently, often reward us with disproportionately large allocations of newly-released products. We plan to grow our revenues and operating income by:

    - expanding our domestic new store base,
    - focusing on online retailing,
    - increasing store productivity, and
    - pursuing international opportunities.

    We believe we were one of the first video game and PC entertainment software specialty retailers to offer a web site with product reviews and online purchasing. Our core customer tends to be Internet savvy, making e-commerce a necessary and natural progression of our retailing platform. We believe our success in store-based retailing, our strong market identity and existing infrastructure differentiates EBWORLD.COM from other online retailers.

RISK FACTORS

    DEPENDENCE ON NEW PRODUCT INTRODUCTIONS. We are highly dependent on the introduction of new and enhanced video game and PC hardware and software for our success. If manufacturers fail to introduce new games and systems, we would have difficulty attracting and retaining customers to buy the products we sell. Any failure to attract and retain customers could adversely affect our business. Many of the factors that impact our ability to offer new products, and to attract and retain customers, are largely beyond our control. These factors include:

    - dependence upon manufacturers to introduce new or enhanced video game systems,
    - reliance upon continued technological development and the continued use of PCs,
    - dependence upon software publishers to develop popular game and entertainment titles for future generation game systems or PCs, and
    - the availability and timeliness of new product releases at our stores.

    VIDEO GAME SYSTEMS AND SOFTWARE PRODUCT CYCLES. Demand for video game systems and software fluctuates in relation to the introduction of next-generation hardware and related software titles. Following the introduction of next-generation products, sales of the new products increase steadily, while sales of the prior-generation products steadily decrease. Manufacturers have historically introduced next-generation systems every four to five years. Peak sales of prior-generation hardware tend to occur in the year of introduction of next-generation systems, while peak sales of prior-generation software titles tend to occur in the year following the peak of prior-generation hardware. If leading video game systems manufacturers fail to introduce next-generation systems, or fail to make significant enhancements to existing systems, our sales of hardware systems and related titles will decrease, which decrease could have a material adverse effect on our results of operations and financial condition. See "Business-Products."

    TECHNOLOGICAL OBSOLESCENCE. The video game and PC industries are characterized by swiftly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. These characteristics require us to respond quickly to technological changes and to understand their impact on our customers' preferences. In particular, many video games and other entertainment software are readily available on the Internet. The ability to download electronic games onto PCs or video game console systems could make the retail sale of video games and PC entertainment software obsolete. If this technology continues to expand our customers' ability to access software through other sources, our revenues and earnings could decline.

    NEW STORE OPENINGS. Our growth will depend on our ability to open and operate new stores profitably. We currently intend to open approximately 100 to 125 new stores in the current fiscal year. Our ability to open new stores timely and profitably depends upon several contingencies, many of which are beyond our control. The contingencies include:

     - our ability to locate suitable store sites, negotiate acceptable lease terms, and build out or refurbish sites on a timely and cost-effective basis,
     - our ability to hire, train and retain skilled associates, and
     - our ability to integrate new stores into its existing operations.

     In addition, our services agreement with EB-UK significantly restricts our ability to open stores in Europe. See "Business - Management Services." We cannot assure you that we will be able to achieve our planned expansion or that our new stores will achieve sales and profitability levels comparable to our existing stores. See "Business - Retail Operations."

     COMPETITION. The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with:

     - video game and PC software specialty stores located in malls and other locations,
     - mass merchants,
     - toy retail chains,
     - online retailers,
     - mail-order businesses,

     - catalogs,
     - direct-to-consumer software publishers, and
     - office supply, computer product and consumer electronics superstores.

    Increased competition may lead to reduced profit margins on video games and PC entertainment software. In addition, customers can rent video games from many video stores and cable television providers. Further, it is likely that other methods of distribution will emerge in the future, which would result in increased competition. Many of our competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than we have. We also compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. If we do not compete effectively, our revenues and earnings may be adversely affected. See "Business - Competition."

    SEASONALITY AND QUARTERLY RESULTS. Our business is affected by seasonal patterns. We historically generate our highest net sales, management fees and net income during the fourth quarter, which includes the holiday selling season. During the year ended January 29, 2000 ("fiscal 2000"), approximately 43% of our net sales and approximately 68% of our operating income were generated during the fourth quarter. Accordingly, any adverse trend in net sales during the holiday selling season could hurt our results of operations for the quarter as well as for the entire year.

In addition, our results of operations may fluctuate from quarter to quarter depending upon a variety of factors, most of which we cannot control. These factors include:

     - the timing of new product introductions and new store openings,
     - net sales contributed by new stores,
     - increases or decreases in comparable store sales,
     - adverse weather conditions,
     - shifts in the timing of certain holidays or promotions, and
     - changes in merchandise mix.

    Any one or more of these factors could affect our business, financial condition and results of operations, and this makes the prediction of results of operations on a quarterly basis difficult. Also, it is possible that our quarterly results of operations may be below the expectations of public market analysts and investors. This could adversely affect the price of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Results."

    DEPENDENCE ON SUPPLIERS. We rely heavily upon our suppliers to provide us with new products as quickly as possible. We purchase a significant amount of products from Nintendo of America ("Nintendo"), Electronic Arts, Inc. ("Electronic Arts"), Sega of America, Inc. ("Sega"), and Sony Computer Entertainment ("Sony") and often receive shipments of new release products which are disproportionately large relative to our share of the overall consumer market. During fiscal 2000, we purchased products from Electronic Arts, Nintendo, Sega and Sony, which represented 10.5%, 10.4%, 8.7% and 7.1%, respectively, of our net purchases. We believe that the loss of any of these suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, our financial performance largely depends upon the business terms we obtain from suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. Our failure to maintain favorable business terms with our suppliers could adversely affect our ability to offer products to consumers at competitive prices.

    During fiscal 2000, approximately one-third of our product purchases were from domestic distributors of products manufactured overseas, primarily in Asia. To the extent that our distributors rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could hurt our business. In addition, in the recent past, many Asian currencies were devalued significantly in relation to the U.S. dollar, and financial markets in Asia experienced significant turmoil. We cannot assure you that these events will not occur again in the future, and if these events do occur, our business could be harmed. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products generally and could increase the cost and reduce the supply of products available to us.

    GROWTH OF INTERNET AS MEANS OF E-COMMERCE. If the e-commerce market does not grow or grows more slowly than we expect, our business may not grow as quickly as we anticipate. A number of factors could prevent the acceptance and growth of e-commerce, including the following:

    - e-commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing,
    - increased government regulation or taxation may adversely affect the viability of e-commerce, and
    - adverse publicity and consumer concern about the reliability, cost, ease of access, quality of services, capacity, performance and security of e-commerce transactions could discourage its acceptance and growth.

    E-COMMERCE STRATEGY. Our e-commerce strategy depends in part on our ability to significantly increase sales of our products over the Internet. We are pursuing opportunities to sell our products over the Internet through our web site EBWORLD.COM as well as through Internet marketing partnerships with America Online, MSN, and Snowball.com. This is a relatively new business and marketing strategy for us and involves risks and uncertainties. We may not succeed in marketing our products over the Internet. In addition, our Internet strategy will require us to significantly increase our advertising and marketing expenditures. If these expenditures do not result in significant sales, our results of operations will be adversely affected. See "Business - Online Retailing."

    RISK OF INTERNATIONAL OPERATIONS. We have retail operations in various foreign countries, including Canada, South Korea and Australia, and we intend to pursue opportunities that may arise in these and other countries. Net sales in these foreign countries represented 12.2% of our net sales in fiscal 2000. We are subject to the risks inherent in conducting business across national boundaries, any one of which could negatively impact our business. These risks include:

    - economic downturns,
    - currency exchange rate fluctuations,
    - changes in governmental policy,
    - international incidents,
    - military outbreaks,
    - government instability,
    - nationalization of foreign assets, and
    - government protectionism.

    We cannot assure you that one or more of these factors will not impair our current or future international operations and, as a result, harm our overall business.

    LEASE EXPIRATIONS AND TERMINATIONS. As of January 29, 2000, 84 of our stores (13.6% of all stores) were operated under leases with terms that expire in less than one year. We cannot assure you that we will be able to maintain our existing store locations as leases expire, that we will be able to locate suitable alternative sites on acceptable terms or find additional sites for new store expansion. If we fail to maintain existing store locations, locate to alternative sites or find additional sites for new store expansion, our revenues and earnings may decline. See "Business Properties."

    DEPENDENCE ON KEY PERSONNEL. Our success depends upon our ability to attract, motivate and retain key management associates for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. In the past, we have been successful in maintaining the continuity of our management team, including our executive officers, Joseph J. Firestone, our President and Chief Executive Officer, Jeffrey W. Griffiths, our Senior Vice President of Merchandising and Distribution and President of EBKids, Seth P. Levy, our Senior Vice President and Chief Information Officer and the President of EBWORLD.COM and John R. Panichello, our Senior Vice President and Chief Financial Officer and President of BC Sports Collectibles. However, we cannot assure you that we will continue to be successful in attracting and retaining such personnel.

    CONTROL BY MAJORITY SHAREHOLDER. EB Nevada Inc. ("EB Nevada"), a company indirectly controlled by James Kim, his wife and certain trusts for the benefit of his children, beneficially own approximately 61.5% of the outstanding shares of common stock. Accordingly, the Kim family effectively control Electronics Boutique. Under a credit facility we have with Fleet Capital Corporation, the Kim family is obligated to own, directly or indirectly, not less than 25% of the issued and outstanding capital stock of Electronics Boutique. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INDUSTRY OVERVIEW

    The electronic game industry is segmented into two primary product platforms: video games and PC entertainment software.

    VIDEO GAMES. Video game play requires two components, video game consoles, known as hardware, and video game titles, known as software. Video game consoles are connected to a free-standing monitor or, typically, a television set. Video game titles are small cartridges or CD-Roms that are inserted into a video game console. From 1996 to September 1999, the video game market was dominated by two manufacturers, Nintendo and Sony, each of which manufactures proprietary hardware in the form of console systems and publishes game titles that run on their console systems but cannot run on their competitors' systems. In September 1999, the Sega Dreamcast console system was introduced in the U.S. Third-party publishers also produce a wide range of game titles for each of these major hardware systems. Growth in the industry has been driven by the continued improvements in systems technology, the substantial growth in the number of titles available across game categories and the emergence of well-capitalized software publishers with significant advertising budgets to support new releases.

    Total domestic retail sales of video game titles, hardware and accessories were approximately $7.2 billion in 1999, which represents an increase of 14% over 1998. This increase was primarily the result of the introduction of the Sega Dreamcast console and related software titles and the continuing penetration of the 32/64 bit, fourth generation of video game hardware technology, originally introduced in 1995 and 1996 under the Sony PlayStation and Nintendo 64 brands. As with each prior generation, the introduction of a new hardware technology has led to an increase in the installed base of game console systems. Enhanced technological features of new hardware expand gaming capabilities, encourage existing players to upgrade their hardware platforms, and simultaneously attract new video game players to purchase their first systems.

    We believe that Sega Dreamcast, which was introduced to the U.S. and Canadian markets in September 1999, represents the first significant improvement in graphics performance, processing power and audio quality over the current 32/64 bit systems. Sony, Nintendo and Microsoft have also announced plans to introduce their next-generation consoles. Sony's PlayStation 2, expected to be introduced in 2000, will feature significant performance improvements and importantly, backward compatibility with current-generation PlayStation software, which may reduce obsolescence of current-generation software titles. Nintendo's console, expected to be introduced in 2001, code named Dolphin, will also feature significant performance enhancements over the current N64 system and will be based on DVD technology as compared to the current cartridge-based technology. Microsoft's X-Box, also expected to be introduced in 2001, is expected to provide significant graphical improvement over current generation systems as well as internet connectivity. Historically, just prior to the introduction of next-generation hardware and software products, sales of prior-generation hardware products peak and the sales of prior-generation software titles peak in the following year. We believe that the current transition to next-generation platforms may result in less cyclical sales for current-generation systems and software. This is due to:

     - the continuing strong pace of introductions by software publishers of new releases for the current 32/64 bit and next generation systems,
     - significant mass media advertising and promotional activity to support new titles,
     - consumer anticipation that the next-generation Sony game console system will be backward compatible with current-generation games.

     At year end 1999, the current installed base of video game hardware systems in the United States totaled 21.8 million Sony PlayStation units, 13.2 million Nintendo 64 units, and 1.3 million Sega Dreamcast units.

    PC ENTERTAINMENT SOFTWARE. PC entertainment software is generally sold in the form of CD-Roms and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities. The market for PC entertainment software has experienced steady growth in recent years, due primarily to the growth in the installed base of multimedia PCs. The domestic installed base of multimedia PCs has increased from approximately 14 million units in 1995 to approximately 42 million units in 1999. Domestic unit sales of PC entertainment software have increased from approximately 23 million units in 1995 to approximately 60 million units in 1999. Domestic retail sales of PC entertainment software totaled approximately $1.4 billion in 1999, an increase of approximately 7.5% over 1998. We believe that multimedia PCs priced well below $1,000 will contribute to growth in PC unit sales and broaden the appeal of home PCs as an alternative source of in-home entertainment. Worldwide, the installed base of multimedia PCs and sales of PC entertainment software has grown at a rate comparable to the rate of growth in the United States.

    CUSTOMERS. We believe the typical electronic game consumer is male, between the ages of 14 and 34, and lives in a household with annual income in excess of $50,000. According to the Millennium Gamer Study, owners of video game hardware systems purchase an average of 3.2 game titles per year. We believe that many electronic game players purchase video game titles as well as PC entertainment software. Electronic games are principally sold through retail channels, including specialty retailers like Electronics Boutique, as well as mass merchants, toy retail chains, electronics retailers, computer retailers, wholesale clubs, the Internet and mail order.

BUSINESS STRATEGY

    We seek to enhance our position as one of the world's largest specialty retailers of video game titles and PC entertainment software.

    BREADTH OF TITLE SELECTION. We offer our customers an extensive selection of video game titles and PC entertainment software at competitive prices. Our typical store offers approximately 1,350 titles at any given time from over 90 video game and PC entertainment software vendors. Most of these titles are also available on our web site. We continuously update our title selection in each store to reflect the tastes and buying patterns of the store's local market. We carry game titles which are compatible with all major video game hardware systems and PCs. In addition to video game titles and PC entertainment software, we offer a complementary line of productivity and educational software and PC and video game accessories and peripheral products, including graphics accelerators, joysticks, memory cards, books and magazines. By offering all major video game hardware systems and providing a broad but focused assortment of electronic game software and accessories, we seek to establish our stores and web site as the destination of choice for electronic game enthusiasts.

    IMMEDIATE AVAILABILITY OF NEW RELEASES. We strive to be the first in our markets to offer new video game and PC entertainment software titles upon their release. New-release titles are often preceded by substantial publicity in the form of print advertisements and reviews in publications and, increasingly, are promoted through television advertisements. This publicity tends to create high levels of demand for new releases among electronic game enthusiasts, often well in advance of release dates. This demand has afforded us an important marketing opportunity to create excitement surrounding our stores and our web site. To assure our customers immediate access to new releases, we offer our customers the opportunity to purchase video games and PC software prior to their release through the "EB Pre-Sell Program," which guarantees customers a copy of a new release immediately after its launch. We also have established the "EB Reserve List," which entitles participants on this list to be notified when a game has arrived in our stores. On average, we introduce 20 new game titles in our stores and on our web site each week.

    HIGHLY EFFECTIVE INVENTORY MANAGEMENT SYSTEM. We emphasize strict inventory policies in order to manage over 2,000 SKUs, including video game titles, PC entertainment software, video game consoles, accessories and related products. Our inventory management system enables us to maximize sales of new-release titles and avoid markdowns as titles mature. We minimize our inventory risk by:

    - conducting extensive research on new-release titles to forecast anticipated daily sell-through,
    - utilizing POS polling technology to provide daily sales, margin and inventory reports to our merchandising staff,
    - managing inventory on a store-by-store basis to address local customer merchandise preferences, and
    - replenishing store-level inventories daily from our fully-automated distribution centers.

We introduce an average of 10 new SKUs in our stores and on our web site each day. As a result of these inventory management initiatives, we have achieved desired in-stock positions and our inventory turns in fiscal 2000 were 5.4x. In addition, our fiscal 2000 inventory shortage was less than 0.6% as a percentage of sales.

    DISCIPLINED STORE OPERATIONS. Our management team exercises significant control over all aspects of our store operations, from product research, purchasing and distribution to real estate selection, store development, POS financial reporting and sales training. We believe that this commitment to operational control enables us to:

    - operate substantially all of our stores on a profitable basis,
    - identify opportunities to improve store productivity quickly, and
    - react to shifts in product pricing and consumer purchasing trends.

    KNOWLEDGEABLE SALES ASSOCIATES. We believe that our knowledgeable sales associates provide us with an important competitive advantage over mass merchants, toy retail chains and office supply, computer product and consumer electronics superstores, all of which compete with us, but generally offer much lower levels of customer service in the electronic game category than we do. We provide all of our sales associates extensive training on video game and PC entertainment software products, system requirements and selling techniques. Many of our sales associates are also electronic game enthusiasts. We facilitate training through vendor-sponsored EB University seminars, held semi-annually for store managers and field management associates, and through regularly scheduled in-store seminars conducted by our District Managers. In addition, we encourage sales associates to learn about their customers' game preferences. With this knowledge, sales associates can introduce customers to a selection of electronic games and accessories that may suit their preferences or enhance customers' overall game experience. In addition, our sales associates advise customers of pending new releases suited to the customer's expressed interests.

    VALUE PRICING AND AFFINITY PROGRAMS. In an effort to offer maximum value to our customers and discourage comparison shopping, we maintain an everyday low pricing policy and support this policy with our EB Pre-Sell and EB Reserve List affinity programs, as well as a price matching policy. Our price matching program is known as the EB Code of Honor Program. An extensive selection of merchandise and a high level of customer service complement our "everyday low price" policy.

GROWTH STRATEGY

    DOMESTIC NEW STORE EXPANSION. We plan to expand our domestic retail operations by opening about 85 stores in both existing and new markets in the year ending February 3, 2001 ("fiscal 2001"). In fiscal 2000, we opened 62 domestic stores. Our real estate team applies standardized site-selection criteria to secure the best location for our stores when entering a new market or expanding within an existing market. We believe our store formats can operate profitably in high traffic/high rent malls as well as in lower traffic/lower rent malls, central business districts and strip shopping centers. This flexibility provides us with an extensive selection of locations for future store openings.

    EXPANSION OF ONLINE RETAILING. We believe our core customer base is Internet savvy, making e-commerce a necessary and natural progression of our retailing platform. Our web site benefits from a strong market identity and brand name, which we believe contributes to confident e-commerce purchasing decisions. We believe that our merchandise is ideally suited for sale on the Internet because it is easy and cost-efficient to ship, gift-oriented, and it benefits from vendor-sponsored promotion. Additionally, user-friendly information is readily available on our web site for the products we sell. Our e-commerce web site also enables us to gain access to customers who do not live near any of our stores, especially with respect to foreign sales. As foreign demand warrants, we intend to open international distribution centers to increase fulfillment efficiency. We also intend to expand aggressively our customer base through national media campaigns, advertising through Internet properties, such as America Online, MSN and Snowball.com and continued pursuit of strategic alliances with directories, search engines and content providers.

    STORE PRODUCTIVITY. We constantly strive to increase the productivity of our stores by focusing on the following areas:

    - Inventory Management and Controls. We use our POS and inventory management systems, including our fully automated distribution centers, to improve our merchandise mix and in-stock positions, increase inventory turns and drive down shrinkage which, at less than 0.6% as a percentage of sales in fiscal 2000, we believe is among the lowest of mall-based retailers.

    - Managing Store Payroll. We seek to optimize store payroll expense by utilizing our POS reporting systems to assure the best possible match of sales associate floor coverage to customer traffic. In an effort to enhance our store payroll strategy, we continue to implement a system, known as Shoppertrak, that electronically measures store customer traffic throughout the day and provides us with an analysis of sales conversion rates by store and by sales associate. This system allows us to continue to improve our sales conversion rates.

    - Pre-owned Electronic Games. As a result of the proliferation of new titles and the tendency of electronic game players to seek new game challenges after mastering a particular title, a growing market for pre-owned video game titles has evolved in recent years. We offer our customers a store credit for their pre-owned video game titles. Sales of pre-owned video game titles generate higher margins than new titles and their availability in our stores tends to attract our core game enthusiast customer. We believe that a significant opportunity continues to exist to increase sales of pre-owned game titles and we have implemented a number of marketing and merchandising programs, coupled with incentives to our sales associates, to increase our participation in the growing market for pre-owned titles.

    INTERNATIONAL OPPORTUNITIES. As of January 29, 2000, we operated 43 stores in Australia, 54 stores in Canada and five stores in South Korea. In fiscal 2000, we opened 14 stores in Australia and 15 stores in Canada. We intend to open approximately 15 stores in Australia, five stores in New Zealand, and 20 stores in Canada during fiscal 2001. We also provide management services to EB-UK which, as of January 29, 2000, operated 280 stores and 18 department store-based concessions in the United Kingdom, Ireland and Sweden. We believe that our current international presence will enable us to leverage our existing distribution and management infrastructure for further expansion.

RETAIL OPERATIONS

     As of January 29, 2000, we operated a total of 619 stores in 46 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software.

    STORE FORMATS. Electronics Boutique stores are specialty retail stores that offer video game hardware and game titles, PC entertainment, educational and productivity software, and video game and PC accessories. Electronics Boutique and EBX stores are located primarily in high traffic areas in regional shopping malls and generally stock over 2,000 SKUs. The typical mall-based Electronics Boutique store is approximately 1,200 square feet, but stores range in size from 450 square feet to 2,700 square feet, with retail selling space averaging approximately 90% of total square footage. We believe that our stores generate sales per square foot that are among the highest of any mall-based retailer.

    Stop 'N Save Software stores are generally larger-format stores located in urban areas, central business districts, and strip and power shopping centers. We opened our first Stop 'N Save Software store in 1995. Our merchandising strategy at our Stop 'N Save Software stores resembles our merchandising strategy at our Electronics Boutique stores. Stop 'N Save Software stores range in size from 1,250 to 5,000 square feet, with retail selling space averaging approximately 90% of total square footage.

    In addition, we operate 15 stores that sell sports collectibles and memorabilia under the name BC Sports Collectibles. We believe the customer base of BC Sports Collectibles shares many of the same demographic characteristics as the customer base of our Electronics Boutique stores. We believe BC Sports Collectibles stores generate higher sales volumes if they are located in metropolitan areas which are in close proximity to cities with several professional sports franchises. We locate our BC Sports Collectibles stores in malls and strip and power shopping centers. The stores generally range in size from 1,000 to 5,000 square feet.

    We opened our first EBKids store in September 1999. EBKids is a new concept we are testing in which we will offer an assortment of interactive and developmental toys and family-friendly, non-violent software that we believe will appeal to a younger customer, ages 4-12 years old. This new store format and product offering is designed to give parents and young children a shopping destination which is family-friendly, free of game titles that include mature content and which capitalizes on the Electronics Boutique brand name.

    SITE SELECTION. We visit numerous mall and strip and power shopping center sites throughout the year in the United States and in several foreign countries in search of suitable store locations. Our standardized site selection criteria include:

    - lease terms,
    - population demographics,
    - psychographics,
    - traffic count,
    - store-front visibility and presence,
    - adjacencies,
    - competition, and
    - accessible parking.

    We believe our store formats can operate profitably in high traffic/high rent malls as well as lower traffic/lower rent malls and shopping centers. Accordingly, we believe that there are a large selection of locations available for future sites. We view lease terms as the most critical element in our site selection process. We have used our knowledge of our market areas to negotiate favorable lease terms at many of our store locations, which has resulted in lower occupancy costs. We regularly review the profitability and prospects of each of our stores and evaluate whether any underperforming stores should be closed or relocated to more desirable locations. We negotiate with landlords to convert desirable Waldensoftware locations into Electronics Boutique stores when their leases terminate. See "Management Services".

    STORE ECONOMICS. We believe that our store concepts offer attractive unit economics. We estimate that the average Electronics Boutique store had net sales of approximately $1.3 million in fiscal 2000. The average cost to open an Electronics Boutique store in fiscal 2000 (exclusive of inventory costs) was approximately $163,000. These costs include furniture, fixtures, leasehold improvements and equipment. Our stores have an average opening inventory of $95,000. The cost to open an international store is approximately the same in U.S. dollars as the cost to open a domestic store. Typically, our new stores have generated a positive store operating contribution within the first 12 months of operations.

    STORE OPERATIONS. Our North American store base (in the U.S., Canada, and Puerto Rico) is equally divided into two geographic regions, East and West. These regions are supervised by two Field Operations Vice Presidents, 11 Regional Vice Presidents/Directors and 46 District Managers. Each District Manager is responsible for approximately 12 stores. Our stores in Australia and South Korea are supervised by a Managing Director. Each of our stores has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of whom work part-time. The number of hourly sales associates fluctuates depending on our seasonal needs. Our domestic stores are open seven days per week and generally ten hours each day. We operate our international stores in a manner substantially similar to our domestic stores.

ONLINE RETAILING

    In April 1999, we established EBWORLD.COM as a separate e-commerce subsidiary to accelerate the growth of our Internet business. In fiscal 2000, we recorded 19.6 million visits to our web site compared to 10.2 million in fiscal 1999. In addition, revenues from our web site in fiscal 2000 were $14.1 million compared to revenues of $4.3 million in fiscal 1999.

    The Internet represents a logical extension of our traditional store-based retail business. We believe that our customers are generally more familiar with the Internet and with online retailing than are most consumers. In addition, we believe that our web site's detailed product reviews, game previews, new release schedules, product notification services, industry news and advanced search capabilities will appeal to a worldwide audience of game enthusiasts. Our experience in store-based retailing provides us with a significant advantage over online only competitors. We believe that the breadth of our store-based operations and the strength of the Electronics Boutique brand name will differentiate EBWORLD.COM from other online competition. EBWORLD.COM utilizes our merchandising expertise to leverage our strong vendor relationships and provide online customers with an extensive selection of titles. Further, EBWORLD.COM leverages our distribution and order fulfillment capabilities, which have supported our direct-to-consumer catalog operations for more than 10 years.

    Our marketing strategy for EBWORLD.COM has primarily consisted of alliances with directories, search engines, content providers, targeted advertising and related web sites which feature electronic games. As an example, EBWORLD.COM is the exclusive commerce provider of games for the IGN.com, network of web sites and IGN.com provides EBWORLD.COM with electronic game-related content. IGN.com, a part of Snowball.com, is a leading online provider of entertainment content. EBWORLD.COM launched a new marketing campaign during the third and fourth quarters of fiscal 2000 which was designed to increase customer awareness of EBWORLD.COM among game enthusiasts. The marketing campaign featured an assortment of current, popular products, and was targeted to attract the mass market as well as the avid gaming community. It was supported through national print, radio and television advertising. We also believe that this advertising campaign drove sales at our stores through association with the Electronics Boutique brand name, as the stores have traditionally depended on mall traffic, and not company-sponsored advertising, to draw customers.

    We have implemented many initiatives designed to maintain the competitive position of EBWORLD.COM and to ensure that the online store can support significant further growth in customer traffic, sales and earnings. These initiatives include:

    IMPROVED CUSTOMER SERVICE. We have expanded our customer service capabilities by opening a customer contact center located in Las Vegas, Nevada, during the second quarter of fiscal 2000. The customer contact center is open seven days a week, 16 hours a day and up to 24 hours a day during the peak selling season, and is staffed by trained customer sales representatives who respond to EBWORLD.COM customer inquiries via telephone, e-mail or instant messaging. The center is designed to provide a high level of customer service comparable to that available within our stores.

    ENHANCED ORDER FULFILLMENT AND DISTRIBUTION. To enhance our order fulfillment capabilities, we began shipping from our Louisville, Kentucky distribution center in the third quarter of fiscal 2000. We have also expanded our capacity for processing orders by upgrading our order fulfillment software and increasing staffing and equipment dedicated to online order fulfillment.

    UPGRADED WEB SITE. We have upgraded our web site to increase performance and customer usability. The new web site design provides customers with a faster and more convenient shopping experience through more efficient use of graphics and straightforward navigation. To best accommodate our increased Internet traffic, we have moved our web site to an external hosting data center, which allows us to add hardware and increase bandwidth as necessary to maintain peak performance.

MANAGEMENT SERVICES

     As of January 29, 2000, we provided management services to 311 specialty electronic game stores in the United States, the United Kingdom, Ireland and Sweden.

    EB-UK STORES. As of January 29, 2000, we provided management services for 280 stores and 18 department store-based concessions in the United Kingdom, Ireland and Sweden under a contract with EB-UK, a corporation organized under the laws of the United Kingdom.

    EB-UK is one of the leading specialty retailers of electronic games in the United Kingdom and Ireland. EB-UK's business strategy is substantially similar to our business strategy. EB-UK strives to offer its customers an extensive selection of video games and PC entertainment software, immediate availability of new releases, knowledgeable sales associates, value pricing and other customer incentive programs. EB-UK also has a highly effective inventory management system and distribution center. EB-UK stores are generally located in malls and "high street" shopping districts.

    Under the terms of the UK Services Agreement, we provide management services to EB-UK, including assistance with ordering and purchasing inventory, store design and acquisition, advertising, promotion, publicity and information systems. In exchange, EB-UK is responsible for the payment of fees, payable, at our option, in cash or EB-UK stock, equal to 1.0% of net sales plus a bonus calculated on the basis of net income in excess of a pre-established target set by EB-UK. In May 1999, EB-UK acquired a competitor in the United Kingdom, which should serve to increase EB-UK's net sales in the future. The UK Services Agreement provides for EB-UK to have a right of first refusal on any business opportunity of which we become aware in Europe (excluding Scandinavia) relating to electronic game retailing. The UK Services Agreement prohibits us from competing with EB-UK in the United Kingdom or Ireland during the term of the UK Services Agreement, and for one year after its termination. The UK Services Agreement has an initial term expiring on January 31, 2006. EB-UK's right to use the Electronics Boutique name terminates six months after the UK Services Agreement expires on January 31, 2006.

    WALDENSOFTWARE STORES. We manage 13 Waldensoftware stores under a management contract with Borders Group, Inc. The Waldensoftware stores are domestic, mall-based stores that offer similar product lines as our Electronics Boutique stores. We provide management services to Waldensoftware in exchange for a fixed fee per store plus a bonus calculated on the basis of net income in excess of the fixed management fee. We manage the stores in a manner substantially similar to our Electronics Boutique stores. We negotiate with landlords to convert desirable Waldensoftware locations into Electronics Boutique stores when their leases terminate.

PRODUCTS

    Our product line consists of video game titles, PC entertainment software titles, video game hardware systems, related products and toys, trading cards, and accessory products. We also market selected PC productivity and educational software titles. Our in-store inventory at any given time consists of over 2,000 SKUs.

    VIDEO GAME TITLES AND PC ENTERTAINMENT SOFTWARE. We carry over 650 video game titles (excluding pre-owned games) and over 1,000 active PC entertainment software SKUs at any given time. We purchase video game titles directly from the leading manufacturers, which include Nintendo, Sega and Sony, as well as a variety of third-party game publishers, such as Electronic Arts, Acclaim Entertainment, Inc. and Midway Home Entertainment, Inc. We rank as one of the larger domestic customers of video game products from these publishers. We currently purchase titles from approximately 90 vendors. We market electronic games across a variety of genres, including Action, Strategy, Adventure/Role Playing, Simulation, Sports, Children's Entertainment and Family Entertainment. We maintain a broad selection of popular new-release titles, which we define as titles that have been available for no more than six weeks from the date of their release.

    VIDEO GAME HARDWARE. We offer the video game hardware systems of all major manufacturers, including the Sony PlayStation, Nintendo 64, Nintendo Game Boy and the Sega Dreamcast. In support of our strategy to be the destination of choice for electronic game enthusiasts, we aggressively promote the sale of video game hardware systems. We believe that this policy increases store traffic and promotes customer loyalty, leading to increased sales of video game titles, which typically have higher gross margins than video game hardware systems. We also offer extended service agreements and extensions of manufacturer warranties of the video game systems.

    RELATED PRODUCTS AND TRADING CARDS. We offer an assortment of trading cards, such as Pokemon and Star Wars products, that appeal to the same core customer group as our video game customer. We also offer action figures that are related to video game characters. We experienced an increase in the sale of related products in fiscal 2000, driven particularly by sales of Pokemon products.

    PC EDUCATION AND PRODUCTIVITY SOFTWARE. In addition to our category dominant assortment of video game and PC entertainment software titles, we offer a complementary selection of educational, personal productivity and finance software titles. We believe that these titles also appeal to our core customer base.

    ACCESSORIES. In recent years, the growing popularity of electronic games has led to an increase in sales of accessory products, which generally have higher gross margins than hardware and software products. Accessory products enhance the total gaming experience. Presently, we offer approximately 500 accessory product SKUs, including 3-D graphics accelerators, memory cards and joysticks. We also market instructional books on the most popular electronic game titles.

INVENTORY MANAGEMENT AND DISTRIBUTION

    INVENTORY MANAGEMENT. We carefully manage our inventory to minimize the risk associated with introducing new products. Our merchandising staff evaluates potential products by testing many pre-release samples received from publishers, reading game reviews, interviewing customers and store associates, and studying vendor marketing plans. Our centralized merchandising staff also analyzes the EB Pre-Sell Program and EB Reserve List information and other data to estimate initial demand and the life cycle for a new release. We then use our new product analyses to plan initial allocations among our stores and web site of the total initial purchase of a newly-released title.

    We use our management information system to measure, on a daily basis, SKU level sales, gross margins and inventory balances. After sales histories for a particular product are compiled, appropriate stock levels are designed for that specific product. Sales levels are continuously monitored by our merchandising staff, which receives sales and inventory reports by SKU on a daily basis through POS polling technology as well as recommended order quantities and product discontinuations from each store. Replenishment allocations among stores are then made based on this data. We focus on inventory turnover by operating our allocation, traffic, buying, distribution and third party functions on a "just in time" replenishment basis. This focus allows us to minimize our inventory risk and we believe provides us with a competitive advantage.

    DISTRIBUTION. Our primary distribution center occupies approximately 93,000 square feet of our facility located in West Chester, Pennsylvania. We opened an additional 80,000 square foot distribution facility at our West Chester, Pennsylvania site in November 1999. In addition, in April 1999, we leased a 52,000 square foot distribution center in Louisville, Kentucky to support flow through operations on new release and top selling products. These facilities allow us to replenish our stores on a daily basis, thereby reducing inventory levels and increasing inventory turns, while supporting our "FIRST TO MARKET" new-release strategy. Our rapid processing capability in our distribution center is facilitated by several advanced inventory management technologies, including paperless picking and radio frequency support. Our ability to rapidly process incoming shipments of new-release titles quickly and distribute them to all of our stores either that same day or by the next morning enables us to meet peak demand. We also believe that our distribution network provides a competitive advantage for EBWORLD.COM since our distribution and inventory management systems enable us to provide immediate delivery service to our online customers.

    During peak sales periods, we may enter into short-term arrangements for additional retail distribution centers to ensure timely restocking of all of our stores. We have also developed a flexible third-party network to provide additional regional distribution support for new product releases.

MARKETING

    IN-STORE PROMOTIONS. Our Electronics Boutique stores are primarily located in high traffic, high visibility areas in regional shopping malls. Accordingly, our marketing efforts are designed to draw mall patrons into our stores through the use of window displays and other attractions visible to shoppers in the mall concourse. Inside the stores, we feature selected products through the use of vendor displays, signs, fliers, point of purchase materials and end-cap displays. We receive cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers to promote their respective products.

    THE EB PRE-SELL PROGRAM AND THE EB RESERVE LIST. The EB Pre-Sell Program offers our customers the opportunity to purchase video games and PC software prior to their release, and the EB Reserve List entitles participants to be notified when a game has arrived in our stores. Customers who participate in the EB Pre-Sell Program pay for a game prior to its release and may receive a promotional gift in connection with the purchase (such as a t-shirt). The EB Pre-Sell Program and the EB Reserve List enable our customers to receive a new product on the first day it is available in our stores and on our web site, and are designed to enhance our reputation as the destination of choice for electronic game enthusiasts.

    CATALOGS. We publish six or more full color catalogs each year, which range in size from 48 to 100 pages and feature a broad array of products. The cost of these catalogs is funded by our software, hardware and accessories vendors. The catalogs are available in our stores and are mailed to several hundred thousand households from our proprietary customer lists. The catalogs are also inserted in leading industry magazines.

    EBWORLD.COM. We have continued to pursue strategic on-line alliances with directories, search engines, content providers and web sites in order to grow our customer base. As an example, EBWORLD.COM is the exclusive commerce provider of games for the IGN.com network of web sites and IGN.com provides EBWORLD.COM with electronic game-related content. IGN.com is a leading online provider of entertainment content. We advertise on other networks including America Online, Ziff-Davis Inc. and CNET. Additionally, EBWORLD.COM is a Gold Tenant in the Electronic Gaming category of America Online's shop@home site. We also have a similar e-commerce agreement with CNET related to their shopper.com site. In the third quarter of fiscal 2000, we launched a new marketing initiative that was designed to increase market penetration among game enthusiasts and broaden overall market awareness. This campaign included national print, radio and television advertising.

    PRE-OWNED GAMES. Video game software has a useful life of thousands of plays. As a result of the proliferation of new titles and the tendency of electronic game players to seek new game challenges after mastering a particular title, a growing market for pre-owned video game titles has evolved in recent years. We offer our customers a store credit for their pre-owned video game titles, which can be applied towards the purchase of new or pre-owned products. We then resell the pre-owned video game titles at discount prices, but with gross profit margins higher than those for new video game titles. We believe our wide assortment of pre-owned video game titles distinguishes us from our competitors.

    OTHER MARKETING PROGRAMS. We provide our customers with a liberal return policy. Our customers can return opened software products for a full credit within ten days after purchase. We maintain an "everyday low pricing" policy.

TRAINING AND DEVELOPMENT

    We place an emphasis on training and developing our sales associates and store managers. We believe that our training and developmental programs make our sales associates and store managers more knowledgeable and enthusiastic about our product offerings, providing us with an important competitive advantage over mass merchants, toy retail chains and electronics and computer superstores. In addition, we believe by providing extensive associate training we have a higher employee retention rate than most mall-based specialty retailers. We provide training and development at the store level, through regularly scheduled seminars conducted by our District Managers, and through EB University. EB University is a semi-annual, vendor-sponsored, multiday seminar encompassing sales training, extensive product demonstrations and a variety of team building exercises. In September 1999, we hosted our EB University seminar in Orlando, Florida, where substantially all of our store and field managers were present. This event was attended by 123 vendors, displaying and demonstrating their latest product offerings.

MANAGEMENT INFORMATION SYSTEMS

    Our primary management information system is a customized version of the AS400-based JDA Merchandise Management System. We have made proprietary enhancements to this program which enable us to analyze total, comparative and new store sales data at the company, region, district and store levels.

    Additional revisions to the program have enhanced analysis of top selling items, new-release sales and gross margin item rankings. We operate our own proprietary store POS and back office systems and believe this provides a strategic advantage by allowing us to make fast enhancements to meet business opportunities. We have integrated the Shoppertrak customer counting technology into our POS and our AS400 system. This combination of technology provides centralized access to store traffic and sales conversion information by store and hour. We have completed the rollout of this technology to all stores. In fiscal 2000, we continued to invest in our management information system by, among other things, upgrading our global financial reporting and analytical capabilities through the implementation of the Lawson Associates, Inc. financial software products. We intend to enhance our management information systems further with client server and data warehousing applications to improve sales analysis and targeted consumer marketing. We spent $2.5 million for information system improvements, including "Year 2000" expenditures, in fiscal 2000. We have budgeted $3.7 million for fiscal 2001 for additional improvements.

    We have completed the upgrade of all software programs and hardware to be "Year 2000" compliant. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Year 2000 Readiness."

VENDORS

    With the exception of certain personal productivity software titles and accessories, we purchase substantially all of our products directly from manufacturers and software publishers. Our top 25 vendors accounted for approximately 79% of our purchases in fiscal 2000. Our largest vendors in fiscal 2000 were Electronics Arts, Nintendo, Sega, and Sony which accounted for 10.5%, 10.4%, 8.7% and 7.1%, respectively, of our net purchases. No other vendor accounted for more than 5.0% of our software or accessory purchases during fiscal 2000. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We have no contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that we have very good relations with the vendor community.

COMPETITION

    The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We believe that key competitive factors are:

    - ability to procure high-demand product,
    - knowledgeable service,
    - price,
    - reputation, and
    - shopping environment.

    We compete with other video game and PC software stores located in malls, as well as with mass merchants, toy retail chains, mail-order businesses, catalogs, direct sales by software publishers, online retailers, and office supply, computer product and consumer electronics superstores. In addition, video games are available for rental from many video stores. Further, other methods of retail distribution may emerge in the future which would result in increased competition. Some of our competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than us. We also compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. Our ability to retain our existing customers and attract new customers depends on numerous factors, some of which are beyond our control. These factors include the continued introduction of new and enhanced video game and PC hardware and software, and the availability and timeliness of new product releases at our stores.

TRADEMARKS/REGISTRATIONS

    We possess registered trademarks for Electronics Boutique-TM-, EBX-TM- and Stop 'N Save Software-TM-. We also possess trademarks for BC Sports Collectibles-TM- and EBWORLD.COM-TM- as well as other registered trademarks and service marks, both in the United States and in certain foreign jurisdictions. We have a trademark application for EBKids pending.

    We believe our trademarks are valuable and intend to maintain our trademarks and their related registrations. We do not know of any pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no patents, licenses, franchises or other concessions which are considered material to our operations.

ASSOCIATES

    As of January 29, 2000, we had approximately 4,600 non-seasonal associates, of which approximately 2,600 were employed on a part-time basis. In addition, during the calendar 1999 peak holiday shopping season, we hired approximately 930 temporary associates. We believe that our relationship with our associates is good. None of our associates is represented by a labor union or is a member of a collective bargaining unit.

ITEM 1A.   EXECUTIVE OFFICERS OF ELECTRONICS BOUTIQUE

    The following table sets forth certain information regarding the executive officers of Electronics Boutique:


         Name              Age              Position
         ----              ---              --------

Joseph J. Firestone         68              President, Chief Executive Officer and Director

Jeffrey W. Griffiths        49              Senior Vice President of Merchandising and
                                                Distribution; President, EB Kids

John R. Panichello          38              Senior Vice President and Chief Financial
                                                Officer; President, BC Sports Collectibles

Seth P. Levy                42              Senior Vice President and Chief Information
                                                Officer; President, EBWorld.com

     Joseph J. Firestone. Mr. Firestone has served as the President, Chief Executive Officer and a Class III Director of Electronics Boutique since March 1998. Mr.Firestone served as the President of Electronics Boutique's predecessor, EB, since February 1984, and the President and Chief Executive Officer of EB since February 1995. Mr. Firestone served as a director of EB-UK from May 1995 until November 1999. Mr. Firestone also serves on the Executive Advisory Board of the Center for Retailing Education and Research of the University of Florida and as a Director of the National Retail Federation.

     Jeffrey W. Griffiths. Mr. Griffiths has served as Electronics Boutique's Senior Vice President of Merchandising and Distribution since March 1998. Mr. Griffiths served as the Senior Vice President of Merchandising and Distribution of EB since March 1996. From March 1987 to February 1996, Mr. Griffiths served as EB's Vice President of Merchandising and, from April 1984 to February 1987, he served as the Merchandise Manager of EB. Mr. Griffiths serves as the Chairman of the Interactive Entertainment Merchants Association.

     John R. Panichello. Mr. Panichello has served as the Senior Vice President and Chief Financial Officer of Electronics Boutique since March 1998. Mr. Panichello served as the Senior Vice President of Finance of EB and the President of EB's BC Collectibles division since March 1997. From March 1996 to February 1997, Mr. Panichello served as EB's Senior Vice President of Finance and, from June 1994 to February 1996, he served as the Vice President and Treasurer of EB. Mr. Panichello served as the President and Chief Executive Officer of Panichello & Company, a certified public accounting firm, from May 1990 to May 1994. Mr. Panichello served as a director of EB-UK from May 1995 until November 1999.

     Seth P. Levy. Mr. Levy has served as Senior Vice President and Chief Information Officer of Electronics Boutique and the President of Electronics Boutique's EBWorld.com subsidiary since March 1999. From February 1997 to March 1999, Mr. Levy served as Electronics Boutique's Vice President and Chief Information Officer. From 1991 until February 1997, Mr. Levy served as the Director of System Development for the May Merchandising and May Department International divisions of May Department Stores.

ITEM 2.   PROPERTIES

STORE LEASES. All of Electronics Boutique's stores are leased. The table below sets forth, as of January 29, 2000, the number of our store leases that will expire each year (assuming the lease is not terminated by either party prior to the expiration of the term).


                                                              Number of Leases
                                                              ----------------
Fiscal Year In
which Leases Expire                                       Domestic      International
-------------------                                       --------      -------------
2001...............................................         73                 11
2002...............................................         46                  4
2003...............................................         43                  9
2004...............................................         41                 14
2005...............................................         25                 29
2006...............................................         34                  8
2007...............................................         41                  -
2008...............................................         61                  1
2009...............................................         76                 12
2010...............................................         75                 14
2011 and thereafter................................          2                  -
                                                           ----              -----
                                                           517                102


    HEADQUARTERS. Electronics Boutique leases its headquarters and its primary distribution center, which are located in a single 140,000 square foot building on several acres in West Chester, Pennsylvania. The lease expires on May 30, 2000 and includes an option to purchase the property for $6.7 million

    DISTRIBUTION CENTERS. In addition to our West Chester, Pennsylvania distribution center, in April 1999 we leased a 52,000 square foot building in Louisville, Kentucky which supports flow through operations on new releases and top-selling products. The lease expires in April 2004. Electronics Boutique also leases a 41,000 square foot facility located in West Chester, Pennsylvania primarily used for returns processing and bulk storage. This lease expires on July 31, 2000. We have also built an additional 80,000 square foot distribution facility on several acres of land we acquired adjacent to our West Chester, Pennsylvania site. It opened in November 1999.

ITEM 3.   LEGAL PROCEEDINGS

Electronics Boutique is involved from time to time in legal proceedings arising in the ordinary course of its business. In the opinion of management, no pending proceedings will have a material adverse effect on Electronics Boutique's results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of Electronics Boutique was first traded publicly on July 28, 1998. The stock is quoted on the NASDAQ National Market under the symbol ELBO. The table below represents the high and low bid prices of Electronics Boutique's common stock as reported by NASDAQ.


                                            Fiscal 1999                         Fiscal 2000
                                            -----------                         -----------
                                         Low            High                Low            High
                                         ---            ----                ---            ----

First fiscal quarter.....................                                 $12.13          $19.88
Second fiscal quarter....................  $13.25       $14.13             13.50           18.38
Third fiscal quarter......................   6.63        14.00             16.63           26.31
Fourth fiscal quarter.....................  11.75        25.75             14.00           25.38

    Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

    As of April 6, 2000, the Company had approximately 39 shareholders of record (including Cede & Co., the nominee for Depository Trust Company, a registered clearing agency) of the 22,224,814 outstanding shares of the Company's Common Stock. On April 6, 2000, the last reported sale price for the Company's common stock as quoted by NASDAQ was $19.75 per share.

    Electronics Boutique has not paid any dividends on its common stock to date and does not anticipate paying any dividends on the common stock in the forseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

    The following table sets forth for the periods indicated selected financial data for Electronics Boutique for periods subsequent to its initial public offering on July 28, 1998. Prior periods reflect financial data of Electronics Boutique's predecessors, The Electronics Boutique, Inc. ("EB") and subsidiaries and EB Services Company LLP. The selected income statement and balance sheet items which follow have been derived from Electronics Boutique's consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The pro forma data, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein including the matters referred to in footnotes 3 and 4 on page 19.


                                                (in thousands, except per share data and operating data)
                                                                     YEAR ENDED
                                           -----------------------------------------------------------------
                                           FEBRUARY 3,   FEBRUARY 1,  JANUARY 31,  JANUARY 30,   JANUARY 29,
                                               1996         1997          1998         1999         2000
                                           -----------   -----------  ----------   -----------   -----------

STATEMENT OF INCOME DATA:

Net sales                                     $ 268,956   $ 337,059    $ 449,180   $ 570,514    $ 723,801
Management fees                                   1,905       2,526        4,792       3,405        4,873
                                           ------------ ----------- ------------ ----------- ------------
Total revenues                                  270,861     339,585      453,972     573,919      728,674
Cost of goods sold                              199,226     252,813      338,498     431,744      546,451
                                           ------------ ----------- ------------ ----------- ------------
Gross profit                                     71,635      86,772      115,474     142,175      182,223
Operating expenses                               58,989      69,828       87,003      99,972      133,534
Depreciation and amortization                     6,047       6,615        7,997       9,775       12,278
                                           ------------ ----------- ------------ ----------- ------------
Income from operations                            6,599      10,329       20,474      32,428       36,411
Equity in earnings (loss) of affiliates          (1,319)       (573)       2,903        (161)           -
Interest (income) expense, net                    1,818       1,298        1,380         289       (1,427)
Preacquisition loss of subsidiaries (1)                                      913
                                           ------------ ----------- ------------ ----------- ------------
                                                      -           -                        -            -
Income before income tax expense                  3,462       8,458       22,910      31,978       37,838
Income tax expense(2)                               280         550          846      11,693       15,008
                                           ------------ ----------- ------------ ----------- ------------
Net income                                      $ 3,182     $ 7,908      $22,064     $20,285      $22,830
                                           ============ =========== ============ =========== ============


Net income per share - basic                                                                      $  1.11
                                                                                             ============
Weighted average shares outstanding - basic                                                        20,559
                                                                                             ============
Net income per share - diluted                                                                    $  1.10
                                                                                             ============
Weighted average shares outstanding - diluted                                                      20,762
                                                                                             ============
PRO FORMA INCOME DATA:

Income before income taxes (3)                              $ 8,458      $22,910     $31,978
Pro forma income taxes (3)                                    3,514        9,415      11,866
                                                        ----------- ------------ -----------
Pro forma net income (3)                                    $ 4,944      $13,495     $20,112
                                                        =========== ============ ===========
Pro forma net income per share - basic                       $ 0.31      $  0.85     $  1.12
                                                        =========== ============ ===========
Pro forma weighted average shares
outstanding - basic (4)                                      15,794       15,794      18,030
                                                        =========== ============ ===========
Pro forma net income per share - diluted                     $ 0.31      $  0.85     $  1.11
                                                        =========== ============ ===========
Pro forma weighted average shares
outstanding - diluted (4)                                    15,794       15,794      18,084
                                                        =========== ============ ===========
OPERATING DATA: (5)

Stores open at end of period                        341         360          452         528          619
Comparable store sales increase                    3.5%       20.8%        15.3%       14.1%        11.6%


                                                                      AS OF
                                           ---------------------------------------------------------------
                                           FEBRUARY 3,   FEBRUARY 1,  JANUARY 31,  JANUARY 30,   JANUARY 29,
                                               1996         1997          1998         1999         2000
                                           -----------   -----------  ----------   -----------   -----------
BALANCE SHEET DATA:

Working capital (deficit)                     $ (11,038)    $ 9,893    $ (17,728)    $(3,091)    $ 42,567
Total assets                                     95,515     139,244      142,791     172,047      275,513
Total liabilities                                78,066     118,887      114,392     123,205      159,026
Stockholders' equity                             17,449      20,357       28,399      48,842      116,487


----------------------
(1) The results of operations of two subsidiaries, Electronics Boutique International, Inc. and Electronics Boutique Canada, Inc. have been consolidated since the beginning of the year ending January 31, 1998. Preacquisition loss of subsidiaries represents losses in Electronics Boutique International, Inc. and Electronics Boutique Canada, Inc. prior to their acquisition by Electronics Boutique.

(2) Prior to our initial public offering, our predecessors were taxed as an S Corporation and a partnership. As a result, their taxable income was passed through to their partners and shareholders for federal income tax purposes. Accordingly, for periods prior to the initial public offering on July 28, 1998, the financial statements do not include a provision for federal income taxes. Additionally, a predecessor to us elected to be treated as an S Corporation for some states, while remaining subject to corporate tax in other states and, as a result, the financial statements prior to July 28, 1998, provide for certain state income taxes. After the initial public offering, both federal and state taxes as a C corporation have been reflected.

(3) The pro forma net income gives effect to the application of the pro forma income tax expense that would have been reported had The Electronics Boutique, Inc. and EB Services, LLP been subject to federal and all state income taxes for fiscal years 1997, 1998 and 1999.

(4) Pro forma weighted average shares outstanding gives effect to the number of shares that would have been outstanding upon completion of the initial public offering and related transactions for periods prior to the initial public offering.

(5) Does not reflect stores operated by EB-UK and WaldenSoftware for which we provide management services. See "Business - Management Services."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We believe that we are among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of January 29, 2000, we operated a total of 619 stores in 46 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. In addition, we operated a commercial website under the URL address of EBWORLD.COM. As of such date, we also provided management services for EB-UK, which operated 280 stores and 18 department store-based concessions in the United Kingdom, Sweden and Ireland. As of January 29, 2000, we also managed 13 mall-based WaldenSoftware stores for Borders Group, Inc. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

    The fiscal year of Electronics Boutique ends on the Saturday nearest January
31. Accordingly the financial statements for the years ended January 31, 1998 ("fiscal 1998"), January 30, 1999 ("fiscal 1999") and January 29, 2000 ("fiscal 2000") each include 52 weeks of operations.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                                               YEAR ENDED
                                               -----------------------------------------
                                               JANUARY 31,    JANUARY 30    JANUARY 29,
                                                   1998          1999          2000
                                                 ---------     ---------     ----------
Net sales                                            98.9%         99.4%         99.3%
Management fees                                       1.1           0.6           0.7
                                                 ---------     ---------     ----------
Total revenues                                      100.0         100.0         100.0
Cost of goods sold                                   74.6          75.2          75.0
Gross profit                                         25.4          24.8          25.0
Operating expenses                                   19.1          17.4          18.3
Depreciation and amortization                         1.8           1.7           1.7
                                                 ---------     ---------     ----------
Income from operations                                4.5           5.7           5.0
Equity in earnings of affiliates                      0.7            --            --
Interest expense (income), net                        0.3           0.1          (0.2)
Preacquisition loss of subsidiaries                   0.2            --            --
                                                 ---------     ---------     ----------
Income before income tax expense                      5.1           5.6           5.2
Income tax expense                                    0.2           2.0           2.1
                                                 ---------     ---------     ----------
Net income                                            4.9%          3.6%          3.1%
                                                 =========     =========     ==========


FISCAL 2000 COMPARED TO FISCAL 1999

    Net sales increased by 26.9% from $570.5 million in fiscal 1999 to $723.8 million in fiscal 2000. The increase in net sales was primarily attributable to an 11.6% increase in comparable store sales, which resulted in a $65.1 million increase in net sales, and the additional sales volume attributable to 91 net new stores opened during fiscal 2000. Comparable store sales were positively impacted primarily by the release of the Sega Dreamcast console system in the third fiscal quarter, which was supported by a strong supply of software titles through the end of the fiscal year. In addition, throughout the year there was a strong demand for Nintendo Game Boy software and hardware as well as toy categories including software-related action figures and Pokemon trading cards.

    Management fees increased 43.1% from $3.4 million in fiscal 1999 to $4.9 million in fiscal 2000. The increase was primarily attributable to additional management fees earned from Electronics Boutique plc. on the sales of a newly acquired competitor which occurred in May 1999 and to a $543,000 performance fee earned for fiscal 2000 and an additional $248,000 performance fee earned for fiscal 1999 and recorded in fiscal 2000 under the consulting agreement with Border's Group, Inc.

    Cost of goods sold increased by 26.6% from $431.7 million in fiscal 1999 to $546.5 million in fiscal 2000. As a percentage of net sales, cost of goods sold decreased from 75.7% in fiscal 1999 to 75.5% in fiscal 2000. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to increases in sales of Nintendo Game Boy software and hardware, Pokemon trading cards toys and software-related action figures that carry higher overall margins than the console video game category.

    Selling, general and administrative expense increased by 33.6% from $100.0 million in fiscal 1999 to $133.5 million in fiscal 2000. As a percentage of total revenues, selling, general and administrative expense increased from 17.4% in fiscal 1999 to 18.3% in fiscal 2000. The $33.5 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses, which was partially offset by an increase in promotional and marketing reimbursements. In addition, $10.7 million was incurred in connection with an advertising and promotional campaign that began in the third quarter of fiscal 2000 primarily for Electronics Boutique's e-commerce business. The increase in selling, general and administrative expense as a percentage of total revenues was primarily attributable to the expenses associated with the advertising and promotional campaign in addition to other increases in operating expenses, partially offset by the increase in net sales.

    Depreciation and amortization expense increased by 25.6% from $9.8 million in fiscal 1999 to $12.3 million in fiscal 2000. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings, remodeling of existing stores, for leasehold improvements and furniture and fixtures at corporate headquarters.

    Operating income increased by 12.3% from $32.4 million in fiscal 1999 to $36.4 million in fiscal 2000. As a percentage of total revenues, operating income decreased from 5.7% in fiscal 1999 to 5.0% in fiscal 2000, as the decrease in cost of goods sold as a percentage of total revenues was more than offset by the increase in selling, general and administrative expenses as a percentage of total revenues.

    Interest expense, net, improved from an expense of $0.3 million in fiscal 1999 to income of $1.4 million in fiscal 2000. The change was primarily attributable to interest income earned from investing excess cash in short term investments from the secondary offering in November 1999 and to the repayment of Electronics Boutique's debt with the proceeds of the initial public offering in fiscal 1999.

    As a result of all the above factors, Electronics Boutique's income before income taxes increased by 18.3% from $32.0 million in fiscal 1999 to $37.8 million in fiscal 2000.

    Income tax expense increased from $11.7 million in fiscal 1999 to $15.0 million in fiscal 2000. As a percentage of pre-tax income, income tax expense increased from 36.6% in fiscal 1999 to 39.7% in fiscal 2000. The increase as a percentage of pre-tax income was due to Electronics Boutique being taxed in fiscal 2000 as a "C" corporation, whereas income in fiscal 1999 prior to the initial public offering on July 28, 1998 was taxed as an S corporation.

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

    Management fees decreased 28.9% from $4.8 million in fiscal 1998 to $3.4 million in fiscal 1999. The decrease was primarily attributable to Electronics Boutique's receipt of a $2.2 million bonus under the UK Services Agreement recorded in fiscal 1998. Electronics Boutique did not receive a bonus under this agreement in fiscal

1999, nor do we expect to receive such a bonus in the future. The absence of a bonus in fiscal 1999 was partially offset by higher recurring management fees earned in fiscal 1999 under the UK Services Agreement.

    Cost of goods sold increased by 27.6% from $338.5 million in fiscal 1998 to $431.7 million in fiscal 1999. As a percentage of net sales, cost of goods sold increased from 75.4% in fiscal 1998 to 75.7% in fiscal 1999. The increase in cost of goods sold as a percentage of net sales was primarily attributable to an increase in freight expenses and to Electronics Boutique's decision to reduce prices on selected electronic game titles in order to increase market share and sales volume. The increase in freight expenses was the result of several factors. Electronics Boutique switched its primary freight carrier and reorganized its third-party distribution framework in order to improve service and merchandise availability to its stores. There was also an increase in the overall number of units shipped by Electronics Boutique to its stores as a result of a lower average cost per unit of product. These increases to cost of goods sold were partially offset by a reduction in inventory shortage and an increase in purchase discounts earned from vendors.

    Selling, general and administrative expense increased by 14.9% from $87.0 million in fiscal 1998 to $100.0 million in fiscal 1999. As a percentage of total revenues, selling, general and administrative expense decreased from 19.1% in fiscal 1998 to 17.4% in fiscal 1999. The $13.0 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses, which were partially offset by an increase in promotional and marketing reimbursements. The decrease in selling, general and administrative expense as a percentage of total revenues was primarily attributable to an increase in net sales, which offset the impact of the above factors on operating expenses.

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

    Equity in earnings of affiliates decreased by $3.1 million from earnings of $2.9 million in fiscal 1998 to a loss of $0.2 million in fiscal 1999. The decrease was attributable to the reorganization of Electronics Boutique in conjunction with its initial public offering pursuant to which EB, a predecessor company, retained the 25.1% investment in EB-UK. The loss of $0.2 million in fiscal 1999 was attributable to this investment and was recorded prior to the July 1998 reorganization. There will be no future equity income or loss on this investment.

    Interest expense, net, decreased by 79.1% from $1.4 million in fiscal 1998 to $0.3 million in fiscal 1999. The decrease was primarily attributable to the repayment of Electronics Boutique's debt with the proceeds of the initial public offering and the interest income earned from investing the excess cash in short term investments during the third and fourth quarters of fiscal 1999.

    As a result of all the above factors, Electronics Boutique's income before income taxes increased by 39.6% from $22.9 million in fiscal 1998 to $32.0 million in fiscal 1999.

    Income tax expense increased from $0.8 million in fiscal 1998 to $11.7 million in fiscal 1999. The increase was due to Electronics Boutique being taxed in fiscal 1999 as a "C" corporation instead of an S corporation after the date of the initial public offering.

SEASONALITY AND QUARTERLY RESULTS

    Electronics Boutique's business, like that of most retailers, is highly seasonal. A significant portion of our net sales, management fees and profits are generated during Electronics Boutique's fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in Electronics Boutique's merchandise mix.

    The following table sets forth certain unaudited quarterly income statement information for fiscal 1999 and fiscal 2000. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.


                                              (in thousands, except for number of stores)
                                        Fiscal 1999                              Fiscal 2000
                          ----------------------------------------------------------------------------------
                             1st       2nd       3rd       4th        1st        2nd       3rd       4th
                           Quarter   Quarter   Quarter   Quarter    Quarter    Quarter   Quarter   Quarter
                          ---------  --------  --------  ---------  ---------  --------  --------  --------
Total revenues             $107,301  $102,460  $111,300   $252,858   $123,605  $113,095  $177,410  $314,564
Gross profit                 27,781    26,556    27,672     60,166     33,167    30,756    41,430    76,870
Operating income              3,257        90     2,519     26,562      4,435       941     6,291    24,744
Stores open at
quarter end                     465       474       500        528        550       564       595       619


LIQUIDITY AND CAPITAL RESOURCES

    Electronics Boutique has historically financed our operations through a combination of cash generated from operations and bank debt. On November 23, 1999, Electronics Boutique completed a secondary offering of 3,500,000 shares of common stock. Of the 3,500,000 shares sold, 2,000,000 shares were for the account of Electronics Boutique and 1,500,000 shares were for the account of EB Nevada, Inc., the selling shareholder. The transaction resulted in net proceeds (after offering expenses) to Electronics Boutique of approximately $40.0 million.

    Electronics Boutique generated $37.5 million in cash from operations in fiscal 2000 and $30.8 million in fiscal 1999. The $37.5 million of cash generated from operations in fiscal 2000 was primarily the result of $22.8 million of net income, $12.6 million of non-cash charges to net income, an $8.9 million increase in accounts payable net of an increase in merchandise inventories, a $1.7 million increase in accrued expenses, and a $0.4 million decrease in deferred taxes, partially offset by a $5.3 million increase in receivables, a $3.5 million increase in prepaid expenses. The $30.8 million of cash generated from operations in fiscal 1999 was primarily the result of $20.3 million of net income, $10.2 million of non-cash charges to net income, an $8.1 million increase in income taxes payable, and a $7.1 million increase in accrued expenses, partially offset by a $7.5 million decrease in net affiliate liabilities and receivables, an increase of $7.3 million in Electronics Boutique's investment in merchandise inventories net of accounts payable, and a $0.6 million increase in prepaid expenses and other assets. Electronics Boutique's working capital changed from a deficit of $3.1 million at January 30, 1999 to a positive $42.6 million at January 29, 2000.

    Electronics Boutique made capital expenditures of $31.8 million in the fiscal 2000, primarily to open new stores, to remodel existing stores, to build a new distribution center in West Chester, Pennsylvania, for leasehold improvements at Electronics Boutique's headquarters and primary distribution center, and for equipment and leasehold improvements at a new customer service facility in Las Vegas, Nevada to support our Internet and catalog sales operations. We made capital expenditures of $19.6 million in fiscal 1999, primarily for opening new stores, to remodel existing stores and to purchase our West Chester, Pennsylvania distribution center which was previously leased.

    On March 16, 1998, EB entered into a credit agreement with Fleet, pursuant to which Fleet agreed to make available an asset based revolving credit and term loan facility in an amount up to $50.0 million. The revolving credit facility has been assigned to Electronics Boutique by EB. The revolving credit facility expires and is repayable on March 16, 2001. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or Fleet's base rate of interest, at Electronics Boutique's option. The revolving credit facility is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. As of January 29, 2000, we had no outstanding borrowings under the revolving credit facility.

    Electronics Boutique believes that cash generated from its operating activities and available bank borrowings will be sufficient to fund its operations and store expansion programs for the next fiscal year.

    On March 31, 2000, Electronics Boutique entered into a definitive merger agreement for the acquisition of all outstanding shares of Funco, Inc. for $17.50 per share or approximately $110 million in cash. On April 6, 2000, Funco, Inc. received a competing offer from Barnes and Noble Inc., for $135 million or approximately $21.00 per share. On April 20, 2000, Electronics Boutique raised our cash offer to $21.00 per share to match the competing offer by Barnes & Noble Inc., which was accepted by Funco, Inc. On April 26, 2000, Barnes and Noble Inc. raised its cash offer to $24.75 per share. Electronics Boutique is currently evaluating whether to match or raise this latest offer. Should we further pursue this acquisition, we believe we could obtain adequate debt financing for completion of the deal.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The adoption of this standard is not expected to materially impact Electronics Boutique's results of operations, financial condition or long-term liquidity.

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS"). SFAS 137 delays the implementation of SFAS No. 133 until Electronics Boutique's fiscal year 2002. As of January 29, 2000, Electronics Boutique had no derivative instruments or hedging activities.

YEAR 2000 READINESS

    We met our Year 2000 project objectives and completed the project prior to December 31, 1999. We have not experienced any disruption in our operations as a result of non-compliance of vendors, financial institutions, or other third parties or external systems. At this time, the possibility of a third-party risk arising, which could have a material risk on the Electronics Boutique is not reasonably likely to occur. We developed a Year 2000 program to identify, evaluate, test, upgrade, or replace each of our computer based systems in connection with Year2000 readiness. We completed the process of modifying, upgrading, remediating and replacing major computer related systems that were identified as potentially non-compliant by December 31, 1999. Total costs associated with our Year 2000 project were funded with operating cash flow and approximated $823,000, of which approximately $517,000 was incurred in fiscal 1999 and approximately $306,000 was incurred in fiscal 2000.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Electronics Boutique invests cash balances in excess of operating requirements in short-term investment grade securities, generally with maturities of 90 days or less. In addition, Electronics Boutique's revolving credit facility provides for borrowings which bear interest at variable rates based on either the bank's base rate or LIBOR plus 250 basis points. Electronics Boutique had no borrowings outstanding pursuant to the revolving credit facility as of January 29, 2000. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.

    Electronics Boutique has retail operations in various foreign countries. Electronics Boutique is subject to currency exchange rate and currency devaluation risks due to these operations. Since approximately 88% of Electronics Boutique's net sales are domestic, Electronics Boutique does not believe that currency exchange rate fluctuations would have a material adverse effect on Electronics Boutique's results of operations and financial condition and, accordingly, does not hedge its risk in this area. We intend to monitor our exposure to these risks and reevaluate its hedging strategies as appropriate.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 -----

Independent Auditors' Report                                                                       27
Consolidated Balance Sheets                                                                        28
Consolidated Statements of Income                                                                  29
Consolidated Statements of Stockholders' Equity                                                    30
Consolidated Statements of Cash Flows                                                              31
Notes to Consolidated Financial Statements                                                         32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electronics Boutique Holdings Corp.:

We have audited the accompanying consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of January 30, 1999 and January 29, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 29, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronics Boutique Holdings Corp. and subsidiaries as of January 30, 1999 and January 29, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles.

/s/  KPMG LLP

Philadelphia, PA
March 8, 2000

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              JANUARY 30,        JANUARY 29,
Assets                                                                           1999                2000
                                                                           ------------------  -----------------

Current assets:
     Cash and cash equivalents                                            $       42,006,179 $       88,356,091
     Accounts receivable:
        Trade and vendors                                                          4,010,293          9,187,991
        Other                                                                      1,516,085          2,630,622
     Due from affiliates                                                             984,096                  -
     Merchandise inventories                                                      65,433,008         90,550,508
     Deferred tax asset (note 12)                                                  2,694,000          3,691,000
     Prepaid expenses                                                                969,949          4,524,233
                                                                           ------------------  -----------------
Total current assets                                                             117,613,610        198,940,445
                                                                           ------------------  -----------------

Property and equipment:

     Building & Leasehold improvements                                            46,933,403         59,816,209
     Fixtures and equipment                                                       32,362,909         45,391,518
     Land                                                                                  -            908,000
     Construction in progress                                                      1,087,964          2,446,460
                                                                           ------------------  -----------------
                                                                                  80,384,276        108,562,187

     Less accumulated depreciation and amortization                               37,349,298         45,566,262
                                                                           ------------------  -----------------
Net property and equipment                                                        43,034,978         62,995,925

Goodwill and other intangible assets, net of accumulated amortization
     of $482,961 and $877,968 as of January 30, 1999 and January 29, 2000          1,898,395          1,503,387
Deferred tax asset (note 12)                                                       6,319,000          8,505,732
Other assets                                                                       3,181,566          3,567,388
                                                                           ------------------  -----------------
Total assets (note 4)                                                     $      172,047,549 $      275,512,877
                                                                           ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Revolving credit facility (note 4 )                                  $                - $                -
     Current portion of long-term debt (note 4 )                                      99,996              8,353
     Accounts payable                                                             90,835,578        122,822,260
     Accrued expenses (note 3 )                                                   19,625,068         23,437,268
     Income taxes payable                                                         10,144,023         10,105,424
                                                                           ------------------  -----------------
Total current liabilities                                                        120,704,665        156,373,305
                                                                           ------------------  -----------------

Long-term liabilities:

     Notes payable (note 4 )                                                           8,353                  -
     Deferred rent                                                                 2,492,140          2,653,103
                                                                           ------------------  -----------------
Total liabilities                                                                123,205,158        159,026,408
                                                                           ------------------  -----------------

Commitments (note 2 )

Stockholders' equity (notes 9 and 11)

     Preferred stock - authorized 25,000,000 shares; $.01 par value;
         no shares issued and outstanding at January 30, 1999 and
         January 29, 2000                                                                  -                  -
     Common stock - authorized 100,000,000 shares; $.01 par value;
        20,169,200 and 22,221,114 shares issued and outstanding
        at January 30, 1999 and January 29, 2000, respectively                       201,692            222,211
     Additional paid-in capital                                                   31,541,428         75,888,405
     Accumulated other comprehensive expense                                        (686,920)          (240,726)
     Retained earnings                                                            17,786,191         40,616,579
                                                                           ------------------  -----------------

Total stockholders' equity                                                        48,842,391        116,486,469
                                                                           ------------------  -----------------

Total liabilities and stockholders' equity                                $      172,047,549 $      275,512,877
                                                                           ==================  =================


See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                       YEARS ENDED
                                                                          --------------------------------------
                                                                          JANUARY 31,  JANUARY 30,   JANUARY 29,
                                                                             1998         1999          2000
                                                                          -----------  ------------  -----------



Net sales                                                              $ 449,179,603  $570,514,060 $723,800,624
Management fees                                                            4,791,553     3,404,862    4,872,822
                                                                          -----------  ------------  -----------
Total revenues                                                         $ 453,971,156  $573,918,922 $728,673,446
                                                                          -----------  ------------  -----------

Costs and expenses:

    Costs of merchandise sold, including freight                         338,497,642   431,743,771  546,451,099
    Selling, general and administrative (notes 5 and 6 )                  87,002,305    99,972,451  133,533,992
    Depreciation and amortization (notes 5 and 7 )                         7,996,506     9,774,388   12,277,797
                                                                          -----------  ------------  -----------

Operating income                                                          20,474,703    32,428,312   36,410,558
Equity in earnings (loss) of affiliate (note 5)                            2,902,780      (160,575)           -
Interest expense (income), net of interest income of
    $1,217,337, $829,631 and $1,590,270 in fiscal years 1998,
    1999 and 2000, respectively                                            1,380,046       289,188   (1,427,603)
Preacquisition loss of subsidiaries                                          913,028             -            -
                                                                          -----------  ------------  -----------

Income before income taxes                                                22,910,465    31,978,549   37,838,161
Income tax expense (note 12)                                                 846,280    11,693,270   15,007,773
                                                                          -----------  ------------  -----------

Net income                                                              $ 22,064,185  $ 20,285,279 $ 22,830,388
                                                                          ===========  ============  ===========

Net income per share - basic                                                                       $       1.11
                                                                                                     ===========

Weighted average shares outstanding - basic                                                          20,559,100
                                                                                                     ===========

Net income per share - diluted                                                                     $       1.10
                                                                                                     ===========

Weighted average shares outstanding - diluted                                                        20,762,249
                                                                                                     ===========

PRO FORMA DATA (UNAUDITED) (NOTE 8):

Income before income taxes                                              $ 22,910,465  $ 31,978,549
Pro forma income taxes                                                     9,415,631    11,866,084
                                                                          -----------  ------------

Pro forma net income                                                    $ 13,494,834  $ 20,112,465
                                                                          ===========  ============

Pro forma net income per share - basic                                  $       0.85  $       1.12
                                                                          ===========  ============

Pro forma weighted average shares outstanding - basic                     15,794,200    18,029,777
                                                                          ===========  ============

Pro forma net income per share - diluted                                $       0.85  $       1.11
                                                                          ===========  ============

Pro forma weighted average shares outstanding - diluted                   15,794,200    18,084,109
                                                                          ===========  ============


See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                              CLASS A                 CLASS B
                                     PREFERRED STOCK        COMMON STOCK            COMMON STOCK               COMMON STOCK
                                     ---------------        ------------            ------------               ------------
                                     SHARES   AMOUNT     SHARES       AMOUNT     SHARES      AMOUNT       SHARES         AMOUNT
                                    ------- ----------  -----------  ----------  ----------- ---------  --------------  -----------
Balance, Feb. 1, 1997                    - $         -      1,900 $        190     21,000 $     2,100              - $          -

Capital contribution                     -           -          -            -          -           -              -            -
Comprehensive income:
  Net income                             -           -          -            -          -           -              -            -
  Foreign currency translation           -           -          -            -          -           -              -            -


Total comprehensive income




Distributions                            -           -          -            -          -           -              -            -
                                    -------  ---------------------  ----------------------  -------------------------  -----------
Balance, Jan. 31, 1998                   -           -      1,900          190     21,000       2,100              -            -

Effects of reorganization (note 1)       -           -     (1,900)        (190)   (21,000)     (2,100)    20,169,200      201,692
Comprehensive income:
  Net income                             -           -          -            -          -           -              -            -
  Foreign currency translation           -           -          -            -          -           -              -            -


Total comprehensive income




 Distributions                           -           -          -            -          -           -              -            -
                                    -------  ---------------------  ----------------------  -------------------------  -----------
Balance Jan. 30, 1999                    -           -          -            -          -           -     20,169,200      201,692
                                    =======  =====================  ======================  =========================  ===========

Comprehensive income:

  Net income                             -           -          -            -          -           -              -            -
  Foreign currency translation           -           -          -            -          -           -              -            -


Total comprehensive income




  Issuance of common stock               -           -          -            -          -           -      2,000,000       20,000
  Exercise of stock options              -           -          -            -          -           -         51,914          519
  Tax benefit from stock options
    exercised and other equity
    transactions                         -           -          -            -          -           -
                                    -------  ---------------------  ----------------------  -------------------------  -----------
Balance Jan. 29, 2000                    - $         -          - $          -          - $         -     22,221,114 $    222,211
                                    =======  =====================  ======================  =========================  ===========



                                                                           ACCUMULATED
                                     PARTNERS' CAPITAL    ADDITIONAL          OTHER                             TOTAL
                                      OF EB SERVICES       PAID-IN        COMPREHENSIVE        RETAINED     STOCKHOLDERS'

                                       COMPANY LLP         CAPITAL            INCOME           EARNINGS         EQUITY
                                     -----------------  ---------------  -----------------  --------------  ---------------
Balance, Feb. 1, 1997              $                  $      7,584,365 $                  $    12,770,179 $     20,356,834

Capital contribution                            1,000                -                  -               -            1,000
Comprehensive income:
  Net income                                        -                -                  -      22,064,185       22,064,185
  Foreign currency translation                      -                -         (1,023,493)              -       (1,023,493)
                                                                                                            ---------------
Total comprehensive income                                                                                      21,040,692
                                                                                                            ===============

Distributions                                       -                -                  -     (13,000,000)     (13,000,000)
                                     -----------------  ---------------  -----------------  --------------  ---------------
Balance, Jan. 31, 1998                          1,000        7,584,365         (1,023,493)     21,834,364       28,398,526

Effects of reorganization (note 1)             (1,000)      23,957,063                  -      (3,813,796)      20,341,669
Comprehensive income:
  Net income                                        -                -                  -      20,285,279       20,285,279
  Foreign currency translation                      -                -            336,573               -          336,573
                                                                                                            ---------------
Total comprehensive income                                                                                      20,621,852
                                                                                                            ===============

 Distributions                                      -                -                  -     (20,519,656)     (20,519,656)
                                     -----------------  ---------------  -----------------  --------------  ---------------

Balance Jan. 30, 1999                               -       31,541,428           (686,920)     17,786,191       48,842,391
                                     =================  ===============  =================  ==============  ===============

Comprehensive income:

  Net income                                        -                -                  -      22,830,388       22,830,388
  Foreign currency translation                      -                -            446,194               -          446,194
                                                                                                            ---------------
Total comprehensive income                                                                                      23,276,582
                                                                                                            ===============

  Issuance of common stock                          -       40,027,700                  -               -       40,047,700
  Exercise of stock options                         -          726,277                  -               -          726,796
  Tax benefit from stock options
    exercised and other equity
    transactions                                    -        3,593,000                  -               -        3,593,000
                                     -----------------  ---------------  -----------------  --------------  ---------------
Balance Jan. 29, 2000              $                - $     75,888,405 $         (240,726)$    40,616,579 $    116,486,469
                                     =================  ===============  =================  ==============  ===============


              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED
                                                                ------------------------------------------------
                                                                 JANUARY 31,      JANUARY 30,     JANUARY 29,
                                                                     1998             1999            2000
                                                                ---------------  --------------- ---------------
Cash flows from operating activities:
    Net income                                                $     22,064,185 $     20,285,279 $    22,830,388
    Adjustments to reconcile net income to cash provided by
       operating activities:

          Depreciation of property and equipment                     7,571,301        9,375,766      11,882,789
          Amortization of other assets                                 425,205          398,622         395,008
          Loss on disposal of property and equipment                   620,916          292,623         352,231
          Equity in loss of affiliates                              (2,902,780)         160,575               -
          Changes in assets and liabilities:
             Decrease (increase) in:

                Accounts receivable                                    385,737         (828,692)     (6,258,628)
                Due from affiliates                                 (2,142,774)       1,906,739         987,909
                Merchandise inventories                                 95,212      (12,309,661)    (24,526,184)
                Prepaid expenses                                       (27,311)       1,882,619      (3,532,696)
                Deferred taxes                                               -                -         413,008
                Other long-term assets                              (1,641,573)      (1,247,378)       (340,971)
             (Decrease) increase in:

                Accounts payable                                     8,348,016        4,993,290      33,463,199
                Accrued expenses                                     1,619,154        7,071,901       1,715,425
                Due to affiliate                                    (1,981,194)      (9,453,597)              -
                Income taxes payable                                   213,047        8,168,826         (49,424)
                Deferred rent                                         (368,059)          79,647         150,662
                                                                ---------------  --------------- ---------------
Net cash provided by operating activities                           32,279,082       30,776,559      37,482,716
                                                                ---------------  --------------- ---------------
Cash flows used in investing activities:

    Purchases of property and equipment                            (18,470,432)     (19,573,171)    (31,756,803)
    Proceeds from disposition of assets                                 12,455          132,592           5,323
    Net cash from businesses acquired                                2,922,411                -               -
    Purchase of investment securities in affiliate                  (2,215,933)               -               -
                                                                ---------------  --------------- ---------------
Net cash used in investing activities                              (17,751,499)     (19,440,579)    (31,751,480)
                                                                ---------------  --------------- ---------------
Cash flows from financing activities:

    Distributions                                                  (13,000,000)     (19,950,573)              -
    Proceeds from exercise of stock options                                  -                -         726,796
    Repayments of long-term debt                                   (24,514,276)     (12,896,594)        (99,996)
    Proceeds from issuance of common stock                                   -       54,962,500      40,047,700
    Capital contribution                                                 1,000                -               -
    Net cash retained by predecessors                                        -      (12,375,535)              -
                                                                ---------------  --------------- ---------------
Net cash provided by (used in) financing activities                (37,513,276)       9,739,798      40,674,500
                                                                ---------------  --------------- ---------------

Effects of exchange rates on cash                                   (1,102,543)         290,791         (55,824)

Net increase (decrease) in cash and cash equivalents               (24,088,236)      21,366,569      46,349,912
Cash and cash equivalents, beginning of period                      44,727,846       20,639,610      42,006,179
                                                                ---------------  --------------- ---------------
Cash and cash equivalents, end of period                      $     20,639,610 $     42,006,179 $    88,356,091
                                                                ===============  =============== ===============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                               $      2,714,593 $      1,207,210 $       187,223
       Income taxes                                                    672,842        2,853,773      13,577,519

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

    The Company and its predecessors had 452, 528, and 619 operating retail stores throughout the United States, Puerto Rico, Canada, Australia and South Korea at, January 31, 1998, January 30, 1999, and January 29, 2000. respectively. Total revenues from the U.S. and foreign operations were 91% and 9%, respectively, in fiscal 1999 and 88% and 12%, respectively, in fiscal 2000. Long-lived assets located in the United States and foreign countries were 89% and 11%, respectively, in fiscal 1999 and fiscal 2000. The Company also operates a mail order business and sells product via the World Wide Web. Approximately 36%, 31%, and 30% of fiscal 1998, fiscal 1999, and fiscal 2000 sales, respectively, were generated from merchandise purchased from its three largest vendors.

    FISCAL YEAR-END

    The fiscal year ends on the Saturday nearest January 31. Accordingly, the financial statements for the years ended January 31, 1998 (fiscal "1998"), January 30, 1999 (fiscal "1999") and January 29, 2000 (fiscal "2000") each include 52 weeks of operations.

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

    Included in selling, general and administrative costs for fiscal years 1998, 1999 and 2000, are losses of $556,000, $293,000 and $352,000, respectively, primarily related to the write-off of the net book value of property and equipment associated with the closing of nine stores in 1998, ten stores in fiscal 1999, eight stores in fiscal 2000 and the remodeling of several stores each year.

     DEFERRED REVENUE

    The Company defers revenue related to the sale of frequent buyer cards which entitle the cardholder to receive discounts on purchases for one year from the date of purchase. Revenue is recognized over the one year period the card is valid based on expected usage. The frequent buyer program was discontinued in fiscal 2000. There was no deferred revenue at January 29, 2000.

    Amounts received under the Company's pre-sell program are recorded as a liability. Revenue is recognized when the customer receives the related product. Certain affinity programs include promotional gifts to customers that are supplied by vendors at no cost to the Company.

    GOODWILL AND OTHER INTANGIBLES

 Goodwill is being amortized on a straight-line basis over periods of up to ten years. Goodwill is evaluated continually to determine whether later events or circumstances warrant revised estimates of useful lives. The Company assesses the recoverability of other intangibles by determining whether the remaining balance can be recovered through projected undiscounted cash flows.

    OTHER ASSETS

    Other assets consist principally of life insurance programs for certain key executives and security deposits.

     COMPUTER SOFTWARE COSTS

    The Company capitalizes significant costs to acquire management information systems software and significant costs of system improvements. Computer software costs are amortized over estimated useful lives of three to five years.

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

     INCOME TAXES

    The Company is subject to federal and state income taxes as a C corporation whereas the EB Group had been treated as an S corporation and a partnership for federal and certain state income tax purposes resulting in taxable income being passed through to the shareholders and partners. For purposes of comparison, a pro forma tax charge has been reflected on the statements of income for fiscal 1998 and 1999 to show the results of operations as if the EB Group had been subject to taxes as a C corporation.

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

(2) COMMITMENTS

     LEASE COMMITMENTS

    At January 29, 2000, the future annual minimum lease payments under operating leases for the following five fiscal years and thereafter were as follows:


                                                   Retail
                                                    Store           Distribution          Total lease
                                                  Locations          facilities           Commitments
                                                --------------      --------------      ----------------
Fiscal 2001...........................       $    28,627,942     $       774,068     $      29,402,010
Fiscal 2002...........................            27,005,713             471,322            27,477,035
Fiscal 2003...........................            25,204,457             416,001            25,620,457
Fiscal 2004...........................            22,548,106             373,025            22,921,131
Fiscal 2005...........................            20,049,074             112,882            20,161,956
Thereafter............................            57,102,095                   -            57,102,095
                                                --------------      --------------      ----------------
                                             $   180,537,387     $     2,147,297     $     182,684,684
                                                ==============      ==============      ================



    The total future minimum lease payments include lease commitments for new retail locations not in operation at January 29, 2000, and exclude contingent rentals based upon sales volume and owner expense reimbursements. The terms of the operating leases for the retail locations provide that, in addition to the minimum lease payments, the Company is required to pay additional rent to the extent retail sales, as defined, exceed amounts set forth in the lease agreements and to reimburse the landlord for the Company's proportionate share of the landlord's costs and expenses incurred in the maintenance and operation of the shopping mall. Contingent rentals were approximately $8,132,000, $10,695,000 and $12,605,000 in fiscal 1998, fiscal 1999,and fiscal 2000, respectively. Rent expense, including contingent rental amounts, was approximately $35,138,000, $43,008,000 and $53,178,000 in fiscal 1998, fiscal
1999 and fiscal 2000, respectively.

    Certain of the Company's lease agreements provide for varying lease payments over the life of the leases. For financial statement purposes, rental expense is recognized on a straight-line basis over the original term of the agreements. Actual lease payments are greater than (less than) the rental expense reflected in the statements of operations by approximately $368,000, ($84,000) and ($161,000) for fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

(3)  ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                                    January 30,           January 29,
                                                                        1999                  2000
                                                                  -----------------     -----------------

Employee compensation and related taxes                        $         5,801,742   $         7,439,552
Gift certificates, customer deposits and deferred revenue                4,758,197             5,596,779
Accrued rent                                                             4,152,666             4,970,409
Other accrued liabilities                                                4,912,463             5,430,528
                                                                  -----------------     -----------------
Total                                                          $        19,625,068   $        23,437,268
                                                                  =================     =================

(4) DEBT

    The Company had available a revolving credit facility allowing for maximum borrowings of $50,000,000 at January 30, 1999 and January 29, 2000. The revolving credit facility expires and is repayable on March 16, 2001. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or the bank's base rate of interest, at the Company's option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. There was no outstanding balance at January 30, 1999 and January 29, 2000 on this facility.

    Long-term debt at January 30, 1999 and January 29, 2000 is summarized as follows:



                                                                            January 30,       January 29,
                                                                               1999              2000
                                                                           --------------    --------------

Promissory note, maturing on February 1, 2000 with interest and
principal payable monthly at 6.00% as of January 30, 1999 and            $       108,349   $         8,353
January 29, 2000
Less current installments............................................             99,996             8,353
                                                                        -----------------  ----------------


                                                                         $         8,353   $             -
                                                                         ===============   ================


(5) RELATED PARTY TRANSACTIONS

    TRANSACTIONS WITH AFFILIATES

    Insurance and other expenses have been paid to an affiliated company through intercompany billings. The amount of these expenses was approximately $431,000, $41,000 and $0 for fiscal 1998, fiscal 1999 and fiscal 2000, respectively, and is included in selling, general and administrative expenses.

    In fiscal 1996, the EB Group acquired 25 percent of the outstanding shares of Electronics Boutique Plc (formerly Rhino Group Plc). The EB Group accounted for the investment in Electronics Boutique Plc under the equity method, which requires the EB Group to recognize goodwill and 25% of the results of operations of Electronics Boutique Plc from the date of acquisition in fiscal 1996. The goodwill has been amortized over the expected period of benefit of 10 years. The $3,200,000 of goodwill from this transaction resulted in amortization expense of $321,000 in fiscal 1998 and $161,000 in fiscal 1999. The carrying value of the investment exceeded the EB Group's 25 percent share of the underlying net assets of Electronics Boutique Plc by the amount of the goodwill. The investment in Electronics Boutique Plc was retained by a predecessor company prior to completion of the initial public offering by the Company in July, 1998.

    In fiscal 1996, the EB Group entered into a services agreement with Electronics Boutique Plc to provide consulting, management, training, and advertising assistance which expires on January 31, 2006. The agreement was assigned to the Company. The agreement provides for a fee to be paid to the EB Group based on a formula of 1% of adjusted sales and if budgeted profits are exceeded for the year, a bonus equal to 25% of such excess. For fiscal 1998, a bonus was earned in the amount of $2,206,000. The management fee receivable at January 30, 1999 was $879,000 and was included in due from affiliates and at January 29, 2000 was $1,301,000 and was included in accounts receivable - trade and vendors. Included in management fees for fiscal 1998, fiscal 1999 and fiscal 2000 was $1,953,000, $2,529,000 and $3,850,000, respectively. Additionally, the agreement provides that the Company is to be reimbursed by Electronics Boutique Plc for all reasonable travel and subsistence expenses incurred by employees of the Company during their performance of the agreement. Amounts outstanding for these expenses at January 30, 1999 were $105,000 and were included in due from affiliates and at January 29, 2000 were $198,000 and were included in accounts receivable - trade and vendors.

Equity in earnings (loss) of affiliates includes $2,902,780 for fiscal 1998 and ($160,575) for fiscal 1999 for Electronics Boutique, Plc.

    The Company leases its headquarters and its primary distribution center, which are located in a single 140,000 square foot building on several acres in West Chester, Pennsylvania, from a majority shareholder. The lease has a two year term expiring on May 30, 2000 and includes an option to purchase the property for $6.7 million.

(6) CONSULTING AGREEMENT

    In July 1993, the EB Group entered into a consulting agreement with a business that owns and operates retail stores. The Company provides consulting, management, administrative, marketing, and advertising assistance to this retail business. The Company received $633,000, $476,000 and $226,000 during fiscal 1998, fiscal 1999 and fiscal 2000, respectively, as reimbursement for incremental costs incurred based on a formula as defined. Amounts owed to the Company for these items and trade credit at January 30, 1999 and January 29, 2000 are included in accounts receivable. Reimbursements offset selling, general and administrative expenses. Based on certain performance criteria as defined, the Company can also earn a performance fee. No performance fee was earned for fiscal 1998, $648,000 was earned for fiscal 1999 ($248,000 of which was recorded in fiscal 2000) and $543,000 was earned for fiscal 2000.

(7) ACQUISITIONS

    EB CANADA

    In September 1993, the EB Group advanced funds to obtain a 50% interest in a Canadian corporation ("EB Canada") formed for the purpose of selling computer, video games and hand-held entertainment hardware, software, and related peripherals and accessories in shopping malls throughout Canada. The EB Group purchased the remaining 50% of EB Canada in October 1997 for $727,000 and now owns 100% of EB Canada. The fair value of assets acquired totaled $3,879,000, while liabilities assumed totaled $4,332,000 resulting in goodwill of $1,180,000, which is being amortized over the expected period of benefit of ten years. The EB Group consolidated the results of operations of EB Canada since the beginning of fiscal 1998. The $236,000 loss of EB Canada prior to the acquisition of the remaining 50% by the EB Group in fiscal 1998 has been included in preacquisition loss of subsidiaries on the consolidated statement of income.

    EB INTERNATIONAL

    In fiscal 1996, the EB Group formed a subsidiary, EB International, Inc., to establish a 50% interest in a joint venture with a Korean company to operate a chain of retail stores that sells computer software, video games, accessories, and supplies in South Korea. In fiscal 1998, EB International acquired the remaining 50% interest in the joint venture with $611,000 of additional funds provided by the EB Group. The fair value of assets acquired totaled $3,579,000, while liabilities assumed totaled $3,497,000 resulting in goodwill of $529,000 that is being amortized over the expected period of benefit of ten years. The EB Group has consolidated the results of operations of the joint venture since the beginning of fiscal 1998. The $677,000 loss of the joint venture prior to the acquisition of the remaining 50% by the EB Group in fiscal 1998 has been included in preacquisition loss of subsidiaries on the consolidated statement of income.

(8) PRO FORMA STATEMENT OF INCOME INFORMATION (UNAUDITED)

     For purposes of comparison, the following pro forma information for fiscal 1998 and fiscal 1999 is presented to show pro forma income on an after-tax basis as if the EB Group had been subject to taxes as a C corporation.


                                                 Fiscal 1998        Fiscal 1999
                                               --------------     --------------
Federal statutory tax rate                             35.00   %          35.00   %
State income taxes, net of federal benefit              3.74               3.18
Loss of foreign subsidiaries                            0.51                  -
Other                                                   1.85               3.34
Change in valuation allowance                              -              (4.41)
                                               --------------     --------------
Pro forma income tax rate                              41.10   %          37.11   %
                                               ==============     ==============

     Set forth below are pro forma results of operations for fiscal 1998 and fiscal 1999. The following table sets forth the calculation of basic and diluted net income per share:

                                                    Fiscal            Fiscal
                                                     1998              1999
                                                  -------------     -------------
Income before income taxes                      $   22,910,465     $  31,978,549
Pro forma income taxes                               9,415,631        11,866,084
                                                  -------------     -------------
Pro forma net income                            $   13,494,834     $  20,112,465
                                                  =============     =============
Pro forma net income per share - basic          $         0.85     $        1.12
                                                  =============     =============
Pro forma weighted average shares
outstanding - basic                                 15,794,200        18,029,777
                                                  =============     =============
Pro forma net income per share - diluted        $         0.85     $        1.11
                                                  =============     =============
Pro forma weighted average shares
outstanding - diluted                               15,794,200        18,084,109
                                                  =============     =============


    The pro forma weighted average shares outstanding - basic reflects the effect of shares issued by the Company for the acquisition of substantially all the operating assets and liabilities of the EB Group for periods prior to the initial public offering. The pro forma weighted average shares outstanding - diluted additionally include the effect of dilutive stock options.

(9) CAPITAL STOCK

    On July 28, 1998, the Company completed its reorganization and an initial public offering of 5,000,000 shares of its common stock. Of the 5,000,000 shares sold, 4,375,000 shares were for the account of the Company and 625,000 shares were for the account of EB Nevada, Inc., the selling shareholder. The net proceeds to the Company, after deducting underwriting discounts and commissions and expenses were $54,962,500. The net proceeds were recorded as an increase to additional paid in capital and common stock. The proceeds were used, in part, to retire debt under the Company's revolving credit facility and to repay an outstanding demand note to the Company's Chairman.

On November 23, 1999, the Company completed a secondary offering of 3,500,000 shares of common stock. Of the 3,500,000 shares sold, 2,000,000 shares were for the account of the Company and 1,500,000 shares were for the account of EB Nevada, Inc., the selling shareholder. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $40.0 million.

(10) EMPLOYEES' RETIREMENT PLAN

    The Company provides employees with retirement benefits under a 401(k) salary reduction plan. Generally, employees are eligible to participate in the plan after attaining age 21 and completing one year of service. Eligible employees may contribute up to 17% of their compensation to the plan. Company contributions are at the Company's discretion and may not exceed 15% of an eligible employee's compensation. Company contributions to the plan are fully vested for eligible employees with five years or more of service. Contributions under this plan were approximately $302,000, $389,000 and $433,000 in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

(11) EQUITY PARTICIPATION PLAN

    The Company, in connection with its initial public offering, adopted an equity participation plan pursuant to which 2,100,000 shares of common stock were reserved for issuance upon the exercise of stock options granted to employees, consultants and directors. The exercise price of options granted under this plan may not be less than fair market value per share of common stock at the grant date; options become exercisable one to three years after the grant date and expire over a period of not more than ten years. Exercisability is accelerated on a change in control of the Company, as defined in the plan.

    Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standard ("FAS") No.123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                               Fiscal 1999         Fiscal 2000
                                             --------------      --------------
Expected volatility                                  50.0   %            62.4  %
Risk-free interest rate                              4.55   %            4.93  %
Expected life in years                                3.5                 3.0
Dividend yield                                          0                   0


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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's information follows:


                                                       Fiscal 1999         Fiscal 2000
                                                      --------------      --------------
Net income:
    As reported (pro forma in fiscal 1999)         $     20,112,465     $    22,830,388
    Pro forma net income                           $     19,234,620     $    20,942,647
Pro forma income per common share:
    Basic                                          $           1.07     $          1.02
    Diluted                                        $           1.06     $          1.01


A summary of the Company's stock option activity, and related information for the fiscal year ended January 30, 1999 and January 29, 2000 follows:


                                                                                            Weighted
                                                                   Exercise Price            Average
                                                                     - Range per         Exercise Price
                                               Shares                   Share
                                         --------------------      ----------------      ----------------

Outstanding at January 31, 1998                            -    $                -     $               -
Granted                                            1,599,133                 14.00                 14.00
Forfeited                                            (37,800)                14.00                 14.00
                                         ---------------------     ----------------      ----------------

Outstanding at January 30, 1999                    1,561,333                 14.00                 14.00
Granted                                              342,086         17.00 - 24.00                 19.82
Exercised                                            (51,914)                14.00                 14.00
Forfeited                                            (73,029)        14.00 - 19.88                 14.00
                                         ---------------------     ----------------      ----------------
Outstanding at January 29, 2000                    1,778,476

Exercisable at January 29, 2000                      449,716                     -


The weighted average exercise price for all options outstanding as of January 29, 2000 was $15.06. The average remaining contractual life of those options was
8.7 years.

(12) INCOME TAXES

    As discussed in notes 1 and 8, the Company is subject to federal and state income taxes as a C corporation whereas its predecessors had been treated as an S corporation and a partnership for federal and certain state income tax purposes resulting in taxable income being passed through to the shareholders and partners.

    Income before income taxes was as follows:


                                                 Fiscal 1998        Fiscal 1999       Fiscal 2000
                                                --------------     --------------    --------------
Domestic                                      $    21,354,205    $    31,331,801   $    32,585,914
Foreign                                             1,556,260            646,748         5,252,247
                                                --------------     --------------    --------------
Total                                         $    22,910,465    $    31,978,549   $    37,838,161
                                                ==============     ==============    ==============


    The provision for income taxes for fiscal 1998, fiscal 1999 and fiscal 2000 consists of the following:


                                                 Fiscal 1998        Fiscal 1999         Fiscal 2000
                                               --------------     --------------      --------------
Federal statutory tax rate                             35.00   %          35.00   %           35.00  %
State income taxes, net of federal benefit              3.69               3.18                2.73
Foreign incremental taxes                                  -                   -               1.06
S corporation earnings not subject to                                     (0.22)                  -
   federal taxation                                   (35.00)
Other                                                      -               3.02                0.63
Change in valuation allowance                              -              (4.41)               0.24
                                               --------------     --------------      --------------
Income tax expense                                      3.69   %          36.57   %           39.66  %
                                               ==============     ==============      ==============

Current:
    Domestic - Federal                       $             -      $   9,767,127     $    12,022,610
    Domestic - State                                 840,000          3,050,653           1,601,952
    Foreign                                                              60,528           3,045,359

Deferred:
    Domestic - Federal                                     -            159,331          (1,245,891)
    Domestic - State                                       -           (719,669)           (317,963)
    Foreign                                            6,280           (624,700)            (98,294)
                                               --------------     --------------      --------------
Income tax expense                           $       846,280      $  11,693,270     $    15,007,773
                                               ==============     ==============      ==============


    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of January 30, 1999 (fiscal 1999) and January 29, 2000 (fiscal
2000).


Deferred tax assets:                                              Fiscal 1999        Fiscal 2000
                                                                 --------------     ---------------
    Inventory capitalized costs                                $     1,632,000    $      1,575,272
    Accrued expenses                                                   705,000           2,078,001
    Fixed assets                                                     4,962,000           7,161,428
    Deferred rent                                                      922,000           1,146,428
    Amortization of goodwill                                           167,000             235,603
    Foreign net operating loss                                         839,000             306,000
                                                                 --------------    ---------------
    Total gross deferred tax asset                                   9,277,000          12,502,732
    Valuation allowance                                               (214,000)           (306,000)
                                                                 ---------------   ---------------
    Net deferred tax asset                                     $     9,013,000    $     12,196,732
                                                                 ==============    ===============

    As a result of the acquisition described in Note 1, tax assets were acquired exceeding book basis, resulting in deferred tax assets of $7,828,000, net of a valuation allowance of $1,622,000. The change in the valuation allowance of $1,408,000 in fiscal 1999 results from management's assessment that taxable income will more likely than not be sufficient to realize the net deferred tax assets of $9,013,000 as of January 30, 1999. The increase in the valuation allowance of $92,000 in fiscal 2000 results from net operating losses from a foreign subsidiary.

(13) NET INCOME AND PRO FORMA NET INCOME PER SHARE

    The following table presents the computation of basic and diluted actual net income and pro forma net income per share:


                                                              Fiscal 1998       Fiscal 1999        Fiscal 2000
                                                             --------------    --------------     --------------

Basic net income per share:
  Net income                                                                                    $    22,830,388
                                                                                                  ==============
  Weighted average shares outstanding                                                                20,559,100
                                                                                                  ==============
  Net income per share - basic                                                                  $          1.11
                                                                                                  ==============
Diluted net income per share:
  Net income                                                                                    $    22,830,388
                                                                                                  ==============
  Weighted average shares outstanding                                                                20,559,100
  Diluted effect of stock options                                                                       203,149
                                                                                                  --------------
  Weighted average shares outstanding                                                                20,762,249
                                                                                                  ==============
 Net income per share - diluted                                                                 $          1.10
                                                                                                  ==============
Basic pro forma net income per share:
  Pro forma net income                                     $    13,494,834   $    20,112,465
                                                             ==============    ==============
  Pro forma weighted average shares outstanding                 15,794,200        18,029,777
                                                             ==============    ==============
  Pro forma net income per share - basic                   $          0.85   $          1.12
                                                             ==============    ==============
Diluted pro forma net income per share:
  Pro forma net income                                     $    13,494,834   $    20,112,465
                                                             ==============    ==============
  Pro forma weighted average shares outstanding                 15,794,200        18,029,777
  Diluted effect of stock options                                        -            54,332
                                                             --------------    --------------
  Pro forma weighted average shares outstanding                 15,794,200        18,084,109
                                                             ==============    ==============
  Pro forma net income per share - diluted                 $          0.85   $          1.11
                                                             ==============    ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

ITEMS 10-13   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by Part III (Items 10-13) is set forth in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of January 29, 2000, and in Item 1A hereof. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. Financial Schedules attached hereto are as follows:

              - Schedule II - Valuation and Qualifying Accounts.

         2. Exhibits

          1.1     Form of Underwriting Agreement(1)
          4.1     Specimen Stock Certificate(2)
         10.1     Form of Indemnification Agreement for Directors and
                  Officers(2)
         10.2     Form of 1998 Equity Participation Plan(2)
         10.3 Services Agreement, dated October 13, 1995, by and between The Electronics Boutique, Inc. and Electronics Boutique plc(f/k/a Rhino Group plc)(2)
         10.4 Loan and Security Agreement, dated March 16, 1998, by and between The Electronics Boutique, Inc. and Fleet Capital Corporation(2)
         10.5     Joinder Agreement by and between Electronics Boutique of
                  America Inc. and Fleet Capital Corporation(2)
         10.6     Form of Employment Agreement by and between Electronics
                  Boutique Holdings Corp. and Joseph J. Firestone(2)
         10.7 Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and John R. Panichello(2)
         10.8 Form of Employment Agreement by and between Electronics Boutique Holdings Corp and Jeffrey W. Griffiths(2)
         10.9 Assignment, Bill of Sale, and Assumption Agreement, dated May 31, 1998, by and between The Electronics Boutique, Inc. and Electronics Boutique of America Inc.(2)
         10.10 Form of Registration Rights Agreement between Electronics Boutique Holdings Corp. and EB Nevada(2)
         10.11 Form of Demand Note by and between James J. Kim and Electronics Boutique of America Inc.(2)
         10.12 Assignment of Trademarks, dated May 31, 1998, by and between The Electronics Boutique, Inc. and Elbo, Inc.(2)
         10.13 Addendum to Assignment of Trademarks by and between EB and Elbo(2)
         10.14 Form of Agreement of Lease by and between The Electronics Boutique, Inc. and Electronics Boutique of America Inc.(2)
         10.15 Agreement and Bill of Sale, dated as of July 13, 1998, by and between Electronics Boutique Holdings Corp. and EB Nevada(2)
         10.16 Agreement and Consent to Assignment and Assumption of Partnership Interests, dated as of July 13, 1998(2)
         10.17 Amendment No. 1 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(2)
         10.18 Amendment No. 2 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(2)

         10.19 Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Seth P. Levy(3)
         21.1     Subsidiaries of Electronics Boutique Holdings Corp.
         23.1     Auditors' Report and Consent of KPMG LLP
         27.1     Financial Data Schedule

--------------
         (1) Incorporated by reference from the applicable exhibits of Electronics Boutique's Registration Statement on Form S-3 (Reg. No. 333-88561)
         (2) Incorporated by reference from the applicable exhibits of Electronics Boutique's Registration Statement on Form S-1 (Reg. No. 333-48523)
         (3) Incorporated by reference from the applicable exhibits of Electronics Boutique's Annual Report on Form 10-Q for the quarterly period ended July 31, 1999

--------------


(b)      Reports on Form 8-K

         The Company filed a Form 8-K on November 16, 1999 to report the consummation of a public offering of its securities.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                               Charged to     Charged to
 Period                                         Beginning      costs and         other       Deductions        Ending
 Ended                 Description              Balance        expenses         accounts        (1)           Balance
---------------- --------------------------    ------------   -------------   ------------   -------------   ------------
January 30,      Deferred tax valuation      $   1,622,000  $            -  $           -   $   1,408,000  $     214,000
1999             allowance

January 29,      Deferred tax valuation            214,000          92,000              -               -        306,000
2000             allowance

(1) Realization of deferred tax assets.

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

                                     ELECTRONICS BOUTIQUE HOLDINGS CORP.


                                     By:   /s/ Joseph J. Firestone
                                           -----------------------
                                           Joseph J. Firestone
                                           President and Chief Executive Officer

Date:    April 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 2000.

Name                                                 Title
----                                                 -----

    /s/  James J. Kim                       Chairman of the Board
   ------------------------------
         James J. Kim

    /s/  Joseph J. Firestone                President and Chief Executive Officer and Director
   ------------------------------               (Principal Executive Officer)
         Joseph J. Firestone

    /s/  John R. Panichello                 Senior Vice President and Chief Financial Officer
   ------------------------------               (Principal Financial and Accounting Officer)
         John R. Panichello

    /s/  Dean S. Adler                      Director
   ------------------------------
         Dean S. Adler

    /s/  Susan Y. Kim                       Director
   ------------------------------
         Susan Y. Kim

    /s/  Louis J. Siana                     Director
   ------------------------------
         Louis J. Siana

    /s/  Stanley Steinberg                  Director
   ------------------------------
         Stanley Steinberg