Form 10-Q
period 2000-04-29
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2000-06-13
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (MARK  ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO__________

                        COMMISSION FILE NUMBER: 000-24603

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                          51-0379406
    ------------------------                ------------------------------------
    (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NUMBER)

     931 SOUTH MATLACK STREET
     WEST CHESTER, PENNSYLVANIA                             19382
    ------------------------                ------------------------------------
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

    YES  [X]          NO  [ ]

    AT JUNE 9, 2000, THERE WERE 22,227,862 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
                                                                            ----

Part I.  Financial Information

         Item 1. Financial Statements
                  Consolidated Balance Sheets at
                   April 29, 2000 (unaudited) and January 29, 2000             3

                  Consolidated Statements of Income (unaudited)
                   Thirteen weeks ended
                   April 29, 2000 and May 1, 1999                              4

                  Consolidated Statements of Cash Flows (unaudited)
                    Thirteen weeks ended
                   April 29, 2000 and May 1, 1999                              5

                  Notes to Consolidated Financial Statements (unaudited)       6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              7


Part II. Other Information

         Item 1.  Legal Proceedings                                           11

         Item 6.  Exhibits and Reports on Form 8-K                            11

Signatures                                                                    12


PART I.

ITEM 1. FINANCIAL STATEMENTS

                   ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                                 April 29,       January 29,
ASSETS                                                            2000             2000
                                                              -------------    -------------
                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                $  59,666,174    $  88,356,091
     Accounts receivable:
        Trade and vendors                                         6,742,941        9,187,991
        Other                                                       297,357        2,630,622
     Merchandise inventories                                     89,499,387       90,550,508
     Deferred tax asset                                           3,691,000        3,691,000
     Prepaid expenses                                             4,577,090        4,524,233
                                                              -------------    -------------
Total current assets                                            164,473,949      198,940,445
                                                              -------------    -------------
Property and equipment:
     Leasehold improvements                                      61,418,778       59,816,209
     Fixtures and equipment                                      47,150,856       45,391,518
     Land                                                         2,483,674          908,000
     Construction in progress                                     3,002,017        2,446,460
                                                              -------------    -------------
                                                                114,055,325      108,562,187
     Less accumulated depreciation and amortization              47,814,598       45,566,262
                                                              -------------    -------------
Net property and equipment                                       66,240,727       62,995,925

Goodwill and other intangible assets                              1,404,635        1,503,387
Deferred tax asset                                                8,545,336        8,505,732
Other assets                                                      3,814,578        3,567,388
                                                              -------------    -------------
Total assets                                                  $ 244,479,225    $ 275,512,877
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                         $         --    $       8,353
     Accounts payable                                           100,925,205      122,822,260
     Accrued expenses                                            18,373,635       23,437,268
     Income taxes payable                                         4,433,240       10,105,424
                                                              -------------    -------------
Total current liabilities                                       123,732,080      156,373,305
                                                              -------------    -------------

Long-term liabilities:
     Deferred rent                                                2,753,349        2,653,103
                                                              -------------    -------------
Total liabilities                                               126,485,429      159,026,408
                                                              -------------    -------------
Stockholders' equity
     Preferred stock - authorized 25,000,000 shares;
     $.01 par value; no shares issued and outstanding at
     April 29, 2000

 Common stock - authorized 100,000,000
     shares; $.01 par value; 22,224,814 shares issued                     -                -
        and outstanding at April 29, 2000                           222,248          222,211
     Additional paid-in capital                                  75,940,168       75,888,405
     Accumulated other comprehensive expense                     (1,188,714)        (240,726)
     Retained earnings                                           43,020,094       40,616,579
                                                              -------------    -------------
Total stockholders' equity                                      117,993,796      116,486,469
                                                              -------------    -------------
Total liabilities and stockholders' equity                    $ 244,479,225    $ 275,512,877
                                                              =============    =============

See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Thirteen weeks ended
                                                    -------------------------
                                                        April 29,      May 1,
                                                          2000          1999
                                                   -------------    -------------
Net sales                                          $ 150,150,526    $ 122,743,878
Management fees                                          924,525          861,487
                                                   -------------    -------------
Total revenues                                     $ 151,075,051    $ 123,605,365
                                                   -------------    -------------
Costs and expenses:
    Costs of merchandise sold, including freight     112,483,354       90,438,138
    Selling, general and administrative               32,112,691       26,025,263
    Depreciation and amortization                      3,540,774        2,707,082
                                                   -------------    -------------
Operating income                                       2,938,232        4,434,882
Interest (income) expense, net                        (1,045,054)        (289,736)
                                                   -------------    -------------
Income before income taxes                             3,983,286        4,724,618
Income tax expense                                     1,579,771        1,852,049
                                                   -------------    -------------
Net income                                         $   2,403,515    $   2,872,569
                                                   =============    =============
Net income per share-basic                       $        0.11             0.14
                                                   =============    =============
Weighted average shares outstanding-basic           22,223,443       20,169,200
                                                   =============    =============
Net income per share-diluted                     $        0.11             0.14
                                                   =============    =============
Weighted average shares outstanding-diluted         22,417,430       20,312,657
                                                   =============    =============

See accompanying notes to consolidated financial statements.

                     ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Thirteen weeks ended
                                                                --------------------------------
                                                                  April 29,          May 1,
                                                                     2000             1999
                                                                ---------------  ---------------
Cash flows from operating activities:
    Net income                                                 $  2,403,515    $  2,872,569
    Adjustments to reconcile net income to cash used in
       operating activities:
          Depreciation of property and equipment                  3,442,021       2,664,352
          Amortization of other assets                               98,752          42,730
          Loss on disposal of property and equipment                 24,892          11,507
          Changes in assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                               4,757,130      (1,926,836)
                Due from affiliates                                      --         583,670
                Merchandise inventories                             351,446     (12,695,064)
                Prepaid expenses                                    (75,574)     (3,186,651)
                Other long-term assets                             (324,211)        146,264
             (Decrease) increase in:
                Accounts payable                                (21,195,335)        847,579
                Accrued expenses                                 (4,939,295)     (4,216,461)
                Due to affiliate                                         --         (97,585)
                Income taxes payable                             (5,606,447)     (5,548,971)
                Deferred rent                                       105,898         (17,406)
                                                               ------------    ------------
Net cash used in operating activities                           (20,957,208)    (20,520,303)
                                                               ------------    ------------
Cash flows used in investing activities:
    Purchases of property and equipment                          (7,169,012)     (5,040,308)
    Proceeds from disposition of assets                              15,000              --
                                                               ------------    ------------
Net cash used in investing activities                            (7,154,012)     (5,040,308)
                                                               ------------    ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                           51,800              --
    Repayments of long-term debt                                     (8,353)        (30,385)
                                                               ------------    ------------
Net cash (used in) provided by financing activities                  43,447         (30,385)
                                                               ------------    ------------
Effects of exchange rates on cash                                  (622,144)        128,691

Net decrease in cash and cash equivalents                       (28,689,917)    (25,462,305)
Cash and cash equivalents, beginning of period                   88,356,091      42,006,179
                                                               ------------    ------------
Cash and cash equivalents, end of period                       $ 59,666,174    $ 16,543,874
                                                               ============    ============
See accompanying notes to consolidated financial statements


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Electronics Boutique Holdings Corp. and its wholly owned subsidiaries ("Electronics Boutique"). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    The accompanying unaudited consolidated financial statements of Electronics Boutique have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000 contained in Electronics Boutique's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen week period ended April 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

(2)      NET INCOME PER SHARE

     Basic net income per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options.

(3)      INCOME TAXES

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

(4)      DEBT

    Electronics Boutique has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of April 29, 2000, there were no outstanding borrowings on this facility.

(5)      COMPREHENSIVE INCOME

    Effective February 1, 1998, Electronics Boutique adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:


                                                 Thirteen weeks ended
                                            --------------------------------
                                               April 29,         May 1,
                                                 2000             1999
                                              ------------    -------------
Net income                                  $   2,403,515   $    2,872,569
Foreign currency translation adjustment          (947,988)         360,898
                                              ============    =============
Comprehensive income                        $   1,455,527   $    3,233,467
                                              ============    =============


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Electronics Boutique believes that it is among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of April 29, 2000, we operated a total of 628 stores in 46 states, Puerto Rico, Canada, Australia and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. In addition, we operated a commercial website under the URL address of www.ebworld.com. As of such date, we also provided management services for Electronics Boutique Plc., which operated 280 stores and 18 department store-based concessions in the United Kingdom, Ireland and Sweden. As of April 29, 2000, we also managed 5 mall-based Waldensoftware stores for Borders Group, Inc. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                  Thirteen weeks ended
                                  --------------------
                                  April 29,   May 1,
                                     2000      1999
                                    ------    ------
Net sales                             99.4%     99.3%
Management fees                        0.6       0.7
                                    ------    ------
Total revenues                       100.0     100.0
Cost of goods sold                    74.5      73.2
                                    ------    ------
Gross profit                          25.5      26.8
Operating expenses                    21.3      21.0
Depreciation and amortization          2.3       2.2
                                    ------    ------
Income from operations                 1.9       3.6
Interest income, net                  (0.7)     (0.2)
                                    ------    ------
Income before income tax expense       2.6       3.8
Income tax expense                     1.0       1.5
                                    ------    ------
Net income                             1.6%      2.3%
                                   =======   =======


THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1999

    Net sales increased by 22.3% from $122.7 million in the thirteen weeks ended May 1, 1999 to $150.2 million in the thirteen weeks ended April 29, 2000. The increase in net sales was primarily attributable to a 10.9% increase in comparable store sales, which resulted in a $13.1 million increase in net sales, and the additional sales volume resulting from 78 net new stores opened since May 1, 1999. Comparable store sales were positively impacted in the current quarter by a solid performance in the video game category fueled by a number of successful new software titles and strong sales of Sega Dreamcast, Nintendo Game Boy, and Nintendo 64 systems, as well as continued strong sales of Pokemon trading cards.

    Management fees increased by 7.3% from $861,000 in the thirteen weeks ended May 1, 1999 to $925,000 in the thirteen weeks ended April 29, 2000. The increase was primarily attributable to additional fees earned from Electronics Boutique plc., which were partially offset by lower continuing fees earned under the consulting agreement with Borders Group, Inc. In May 1999, Electronics Boutique plc. completed an acquisition of a competitor. Approximately $369,000 of additional management fees were earned in the current quarter on the combined sales of the Electronics Boutique plc. stores compared to the prior year period. Last year's results included an additional $248,000 for a performance fee earnedin fiscal 1999 under the consulting agreement with Border's Group, Inc.

    Cost of goods sold increased by 24.4% from $90.4 million in the thirteen weeks ended May 1, 1999 to $112.5 million in the thirteen weeks ended April 29, 2000. As a percentage of net sales, cost of goods sold increased from 73.7% in the thirteen weeks ended May 1, 1999 to 74.9% in the thirteen weeks ended April 29, 2000. The increase in cost of goods sold as a percentage of net sales was primarily attributable to a shift in the sales mix to a higher quantity of video game products than PC software, accessories and toys, which have higher overall margins.

    Selling, general and administrative expense increased by 23.4% from $26.0 million in the thirteen weeks ended May 1, 1999 to $32.1 million in the thirteen weeks ended April 29, 2000. As a percentage of total revenues, selling, general and administrative expense increased from 21.0% in the thirteen weeks ended May 1, 1999 to 21.3% in the thirteen weeks ended April 29, 2000. The $6.1 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses. Also included in this increase were expenses associated with sales, development and support of our internet business which were not in place in the prior year's period. The increase in selling, general and administrative expense as a percentage of total revenues was primarily attributable to the impact of the above factors on operating expenses, partially offset by the increase in net sales.

    Depreciation and amortization expense increased by 30.8% from $2.7 million in the thirteen weeks ended May 1, 1999 to $3.5 million in the thirteen weeks ended April 29, 2000. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores.

    Operating income decreased by 33.7% from $4.4 million in the thirteen weeks ended May 1, 1999 to $2.9 million in the thirteen weeks ended April 29, 2000. As a percentage of total revenues, operating income decreased from 3.6% in the thirteen weeks ended May 1, 1999 to 1.9% in the thirteen weeks ended April 29, 2000, as a result of the increase in cost of goods sold, operating expenses and depreciation and amortization expense as a percentage of total revenues.

    Interest income, net, increased by 261% from income of $0.3 million in the thirteen weeks ended May 1, 1999 to income of $1.0 million in the thirteen weeks ended April 29, 2000. The increase was primarily attributable to interest income earned on short-term investments of the proceeds of Electronics Boutique's secondary offering in November 1999.

    As a result of all the above factors, Electronics Boutique's income before income taxes decreased by 15.7% from income of $4.7 million in the thirteen weeks ended May 1, 1999 to income of $4.0 million in the thirteen weeks ended April 29, 2000.

    Income tax expense decreased by 14.7% from $1.9 million in the thirteen weeks ended May 1, 1999 to $1.6 million in the thirteen weeks ended April 29, 2000. As a percentage of pre-tax income, income tax expense increased from 39.2% in the thirteen weeks ended May 1, 1999 to 39.7% in the thirteen weeks ended April 29, 2000. The increase as a percentage of pre-tax income was primarily due to foreign tax expense.

SEASONALITY AND QUARTERLY RESULTS

    Electronics Boutique's business, like that of most retailers, is highly seasonal. A significant portion of our net sales, management fees and profits are generated during our fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix.

LIQUIDITY AND CAPITAL RESOURCES

    Electronics Boutique has historically financed its operations through a combination of cash generated from operations and bank debt. On November 23, 1999, we completed a secondary offering of common stock which resulted in net proceeds (after offering expenses) of approximately $40.0 million. Our working capital decreased from $42.6 million at January 29, 2000 to $40.7 million at April 29, 2000, primarily due to the funding of capital expenditures in excess of proceeds generated from income with working capital. At April 29, 2000 we had no borrowings under our $50 million revolving credit facility.

    Electronics Boutique used $20.9 million in cash from operations in the thirteen week period ended April 29, 2000 and used $20.5 million of cash from operations during the thirteen weeks ended May 1, 1999. The $20.9 million of cash used in operations in the current year period was primarily the result of payment of accounts payable, accrued expenses and income taxes payable that were outstanding at the end of the prior fiscal year, partially offset by cash generated from net income, non-cash charges to net income and collections of accounts receivable. The $20.5 million of cash used in operations in last year's period was primarily the result of an increase in merchandise inventories, payment of accrued expenses and income taxes payable that were outstanding at the end of the fiscal year, and an increase in prepaid expenses associated with rent expense, partially offset by cash generated from net income and non-cash charges to net income.

    Electronics Boutique made capital expenditures of $7.2 million in the thirteen weeks ended April 29, 2000, primarily to open new stores and remodel existing stores, for leasehold improvements at our headquarters and distribution centers, and for the purchase of land on which new distribution centers are to be built later this year in Canada and Australia. We made capital expenditures of $5.0 million in the thirteen weeks ended May 1, 1999, primarily for opening new stores, to remodel existing stores and for leasehold improvements at the corporate headquarters and primary distribution center.

    Electronics Boutique believes that cash generated from our operating activities, offering proceeds and available bank borrowings will be sufficient to fund our operations and store expansion programs.

    On March 31, 2000, Electronics Boutique entered into a definitive merger agreement for the acquisition of all outstanding shares of Funco, Inc. for $17.50 per share or approximately $110 million in cash. On April 6, 2000, Funco, Inc. received a competing offer from Barnes and Noble Inc., for $135 million or approximately $21.00 per share. On April 20, 2000, Electronics Boutique raised our cash offer to $21.00 per share to match the competing offer by Barnes & Noble Inc., which was accepted by Funco, Inc. On April 26, 2000, Barnes and Noble Inc. raised its cash offer to $24.75 per share. On May 2, 2000, Electronics Boutique notified Funco, Inc. that we did not intend to raise our offer and would not pursue the acquisition. Subsequently, Electronics Boutique received a payment of $3.5 million representing a termination fee and reimbursement of fees and expenses in accordance with the original merger agreement. Electronics Boutique will record the income associated with this payment net of all expenses, approximately $1.8 million, associated with the proposed acquisition in the quarter ending July 29, 2000.

IMPACT OF INFLATION

    Electronics Boutique does not believe that inflation has had a material effect on our net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The adoption of this standard is not expected to materially impact the Company's results of operations, financial condition or long-term liquidity.

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 delays the implementation of SFAS No. 133 until the year 2002.

YEAR 2000 READINESS

    Electronics Boutique met our Year 2000 project objectives and completed the project prior to December 31, 1999. We have not experienced any disruption in our operations as a result of non-compliance of vendors, financial institutions, or other third parties or external systems. At this time, the possibility of a third-party risk arising, which could have a material risk on the Electronics Boutique is not reasonably likely to occur. We developed a Year 2000 program to identify, evaluate, test, upgrade, or replace each of our computer based systems in connection with Year 2000 readiness. We completed the process of modifying, upgrading, remediating and replacing major computer related systems that were identified as potentially non-compliant by December 31, 1999. Total costs associated with our Year 2000 project were funded with operating cash flow and approximated $823,000, of which approximately $517,000 was incurred in fiscal 1999 and approximately $306,000 was incurred in fiscal 2000.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are not limited to historical or current facts and deal with potential future circumstances and developments. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks include, but are not limited to, the Company's dependence on the continued introduction of new and enhanced video games and PC hardware and software; the cyclical nature of the video game market; the rapid technological changes which occur in the video game and PC industry; the Company's ability to open and operate new stores on a profitable basis; the intensely competitive nature of the electronic game industry and its rapid changes in consumer preferences and frequent new product introductions; the seasonal nature of the retail industry; the Company's dependence on its suppliers for products; risks associated with the Year 2000 issue; risks inherent to conducting international operations; and consumer spending patterns and prevailing economic conditions. Please refer to the Company's Annual Report on Form 10-K for the year ended January 29, 2000 on file with the SEC for a more detailed discussion of these and other factors that could cause results to differ materially.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Electronics Boutique is involved from time to time in legal proceedings arising in the ordinary course of our business. In the opinion of management, no pending proceedings will have a material adverse effect on our results of operations or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:


         2.1 Agreement and Plan of Merger, dated as of March 31, 2000, by and among Electronics Boutique, EB Acquisition Corporation and Funco, Inc.(1)
         11.1     Statement regarding computation of per share earnings
         27.1     Financial Data Schedule


         ------------
         (1) Incorporated by reference to Electronics Boutique's Current Report on From 8-K dated March 31, 2000.

b.       Reports on Form 8-K

         Electronics Boutique filed the following Current Reports on Form 8-K during the three month period ended April 29, 2000:

         On April 6, 2000, Electronics Boutique filed a Current Report on Form 8-K dated March 31, 2000, reporting under Item 5, the execution by Electronics Boutique and Funco, Inc. ("Funco") of an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which a wholly-owned subsidiary of Electronics Boutique would acquire control of Funco through a cash tender offer to purchase all of Funco's issued and outstanding common stock for $17.50 per share, or an aggregate purchase price of approximately $110 million.

         On April 25, 2000, Electronics Boutique filed a current Report on Form 8-K dated April 20, 2000, reporting under Item 5, the execution of an amendment to the Merger Agreement pursuant to which a wholly-owned subsidiary of Electronics Boutique would acquire control of Funco through a cash tender offer to purchase all of Funco's issued and outstanding common stock for $21.00 per share, or an aggregate purchase price of approximately $135 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Electronics Boutique Holdings Corp.
                             -----------------------------------
                             (Registrant)

Date:    June 12, 2000       By:   /S/ Joseph J. Firestone
                                   -----------------------
                                   Joseph J. Firestone
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)

Date:    June 12, 2000       By:   /S/ John R. Panichello
                                   ----------------------
                                   John R. Panichello
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
No.               Description
-------           -----------

11.1              Statement Regarding Computation of Per Share Earnings

27.1              Financial Data Schedule