Form 10-Q
period 2000-07-29
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2000-09-11
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (MARK  ONE)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO__________

                        COMMISSION FILE NUMBER: 000-24603

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   51-0379406
            -----------------------------------------------------
     (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NUMBER)

       931 SOUTH MATLACK STREET
      WEST CHESTER, PENNSYLVANIA                                 19382
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

         YES  /X/          NO  / /

         AT SEPTEMBER 6, 2000, THERE WERE 22,256,705 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX


                                                                                                 PAGE

Part I.  Financial Information
         Item 1. Financial Statements
                  Consolidated Balance Sheets at
                   July 29, 2000 (unaudited) and January 29, 2000                                   3

                  Consolidated Statements of Income (unaudited)
                   Thirteen and twenty-six weeks ended
                   July 29, 2000 and July 31, 1999                                                  4

                  Consolidated Statements of Cash Flows (unaudited)
                   Thirteen and twenty-six weeks ended
                   July 29, 2000 and July 31, 1999                                                  5

                  Notes to Consolidated Financial Statements (unaudited)                            6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                   7


Part II. Other Information

         Item 1.  Legal Proceedings                                                                12

         Item 4.  Submission of Matters to a Vote of Security Holders                              12

         Item 6.  Exhibits and Reports on Form 8-K                                                 12

Signatures                                                                                         13


PART I.

ITEM 1. FINANCIAL STATEMENTS

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             JULY 29,         JANUARY 29,
ASSETS                                                                         2000               2000
                                                                         -----------------  -----------------
                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                         $       31,562,404 $       88,356,091
     Accounts receivable:
        Trade and vendors                                                       5,536,624          9,187,991
        Other                                                                     235,613          2,630,622
     Merchandise inventories                                                   87,687,585         90,550,508
     Deferred tax asset                                                         3,691,000          3,691,000
     Prepaid expenses                                                           3,203,012          4,524,233
                                                                         -----------------  -----------------
Total current assets                                                          131,916,238        198,940,445
                                                                         -----------------  -----------------
Property and equipment:
     Leasehold improvements                                                    67,681,056         59,816,209
     Fixtures and equipment                                                    51,249,950         45,391,518
     Land                                                                       5,382,657            908,000
     Construction in progress                                                   3,270,773          2,446,460
                                                                         -----------------  -----------------
                                                                              127,584,436        108,562,187

     Less accumulated depreciation and amortization                            50,132,128         45,566,262
                                                                         -----------------  -----------------
Net property and equipment                                                     77,452,308         62,995,925

Goodwill and other intangible assets                                            1,380,884          1,503,387
Deferred tax asset                                                              8,476,641          8,505,732
Other assets                                                                    3,836,880          3,567,388
                                                                         -----------------  -----------------
Total assets                                                           $      223,062,951 $      275,512,877
                                                                         =================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                 $                - $            8,353
     Accounts payable                                                          83,248,183        122,822,260
     Accrued expenses                                                          20,839,587         23,437,268
     Income taxes payable                                                               -         10,105,424
                                                                         -----------------  -----------------
Total current liabilities                                                     104,087,770        156,373,305
                                                                         -----------------  -----------------
Long-term liabilities:
     Deferred rent                                                              2,808,394          2,653,103
                                                                         -----------------  -----------------
Total liabilities                                                             106,896,164        159,026,408
                                                                         -----------------  -----------------

Stockholders' equity
     Preferred stock - authorized 25,000,000 shares;
        $.01 par value; no shares issued and outstanding at July 29,                    -                  -
        2000
     Common stock - authorized 100,000,000 shares; $.01 par value;
        22,234,505 shares issued and outstanding at July 29, 2000                 222,345            222,211
     Additional paid-in capital                                                76,070,099         75,888,405
     Accumulated other comprehensive expense                                   (1,139,594)          (240,726)
     Retained earnings                                                         41,013,937         40,616,579
                                                                         -----------------  -----------------
Total stockholders' equity                                                    116,166,787        116,486,469
                                                                         -----------------  -----------------
Total liabilities and stockholders' equity                             $      223,062,951 $      275,512,877
                                                                         =================  =================



See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Thirteen weeks ended              Twenty-six weeks ended
                                                    -------------------------        ---------------------------
                                                    July 29,          July 31,         July 29,          July 31,
                                                      2000              1999             2000              1999
                                                  -----------      ------------     ------------     -------------
Net sales                                        $ 125,036,778     $ 112,375,483      275,187,304     $ 235,119,361
Management fees                                        744,895           719,099        1,669,420         1,580,586
                                                 -------------     -------------    -------------     -------------
Total revenues                                   $ 125,781,673     $ 113,094,582      276,856,724     $ 236,699,947
                                                 -------------     -------------    -------------     -------------

Costs and expenses:

     Costs of merchandise sold, including           94,124,159        82,339,419      206,607,512       172,777,557
        freight

     Selling, general and administrative            33,512,812        26,974,535       65,625,504        52,999,798
     Depreciation and amortization                   3,778,271         2,839,671        7,319,044         5,546,753
                                                 -------------     -------------    -------------     -------------

Operating income (loss)                             (5,633,569)          940,957       (2,695,336)        5,375,839
Other income                                         1,611,394              --          1,611,394              --
Interest (income) expense, net                        (697,420)           37,262       (1,742,474)         (252,374)
                                                 -------------     -------------    -------------     -------------

Income (loss) before income taxes                   (3,324,755)          903,695          658,532         5,628,213
Income tax expense (benefit)                        (1,318,597)          354,211          261,174         2,206,260
                                                 -------------     -------------    -------------     -------------

Net income (loss)                                $  (2,006,158)    $     549,484          397,358     $   3,421,953
                                                 =============     =============    =============     =============

Net income (loss) per share - basic              $       (0.09)             0.03             0.02              0.17
                                                 =============     =============    =============     =============

Weighted average shares outstanding - basic         22,229,979        20,169,215       22,226,712        20,169,208
                                                 =============     =============    =============     =============

Net income (loss) per share - diluted            $       (0.09)             0.03             0.02              0.17
                                                 =============     =============    =============     =============

Weighted average shares outstanding - diluted       22,229,979        20,355,595       22,384,056        20,334,126
                                                 =============     =============    =============     =============


See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 TWENTY-SIX WEEKS ENDED
                                                           --------------------------------
                                                              JULY 29,         JULY 31,
                                                                2000             1999
                                                           ---------------  ---------------
Cash flows from operating activities:
    Net income                                             $    397,358     $  3,421,953
    Adjustments to reconcile net income to cash used in
       operating activities:
          Depreciation of property and equipment              7,121,540        5,461,294
          Amortization of other assets                          197,504           85,459
          Loss on disposal of property and equipment            161,586          137,859
          Changes in assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                           6,024,253       (1,899,253)
                Due from affiliates                                --            501,116
                Merchandise inventories                       2,144,717       (1,499,917)
                Prepaid expenses                              1,293,004         (487,380)
                Other long-term assets                         (367,804)        (273,970)
             (Decrease) increase in:
                Accounts payable                            (38,867,522)     (20,884,704)
                Accrued expenses                             (2,471,183)      (1,798,831)
                Due to affiliate                                   --             (6,781)
                Income taxes payable                         (9,971,266)      (9,615,347)
                Deferred rent                                   160,971          (13,659)
                                                           ------------     ------------
Net cash used in operating activities                       (34,176,842)     (26,872,161)
                                                           ------------     ------------
Cash flows used in investing activities:
    Purchases of property and equipment                     (22,212,915)     (13,703,258)
    Proceeds from disposition of assets                          16,571              335
                                                           ------------     ------------
Net cash used in investing activities                       (22,196,344)     (13,702,923)
                                                           ------------     ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                      181,828            9,800
    Net payments under revolving credit facility                   --          8,989,523
    Repayments of long-term debt                                 (8,353)         (49,998)
                                                           ------------     ------------
Net cash (used in) provided by financing activities             173,475        8,949,325
                                                           ------------     ------------
Effects of exchange rates on cash                              (593,976)           9,523

Net decrease in cash and cash equivalents                   (56,793,687)     (31,616,236)
Cash and cash equivalents, beginning of period               88,356,091       42,006,179
                                                           ------------     ------------
Cash and cash equivalents, end of period                   $ 31,562,404     $ 10,389,943
                                                           ============     ============


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

    The accompanying unaudited consolidated financial statements of Electronics Boutique have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000 contained in Electronics Boutique's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six week period ended July 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

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

(4)      DEBT

    Electronics Boutique has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of July 29, 2000, there were no outstanding borrowings on this facility.

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


                                                Thirteen weeks ended            Twenty-six weeks ended
                                           -------------------------------- -------------------------------
                                               July 29,         July 31,        July 29,        July 31,
                                                 2000             1999            2000            1999
                                              ------------    -------------   -------------   -------------
Net income (loss)                           $ (2,006,158)   $      549,484  $     397,358   $    3,421,953
Foreign currency translation adjustment           49,120          (149,150)      (898,868)         211,748
                                              ============    =============   =============   =============
Comprehensive income (loss)                 $ (1,957,038)   $      400,234  $    (501,510)  $    3,633,701
                                              ============    =============   =============   =============


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Electronics Boutique believes that it is among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of July 29, 2000, we operated a total of 645 stores in 46 states, Puerto Rico, Canada, Australia, New Zealand and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. In addition, we operated a commercial website under the URL address of WWW.EBWORLD.COM. As of such date, we also provided management services for Electronics Boutique Plc., which operated 300 stores in the United Kingdom, Ireland and Sweden. As of July 29, 2000, we also managed four mall-based Waldensoftware stores for Borders Group, Inc. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                                Thirteen weeks ended      Twenty-six weeks ended
                                                --------------------      ----------------------
                                               July 29,      July 31,     July 29,      July 31,
                                                 2000          1999         2000          1999
                                               -------       -------      -------       -------
Net sales                                        99.4%         99.4%        99.4%         99.3%
Management fees                                   0.6           0.6          0.6           0.7
                                                -----         -----        -----         -----
Total revenues                                  100.0         100.0        100.0         100.0
Cost of goods sold                               74.8          72.8         74.6          73.0
                                                -----         -----        -----         -----
Gross profit                                     25.2          27.2         25.4          27.0
Operating expenses                               26.6          23.9         23.8          22.4
Depreciation and amortization                     3.0           2.5          2.6           2.3
                                                -----         -----        -----         -----
Income (loss) from operations                    (4.4)          0.8         (1.0)          2.3
Other income                                      1.3            --          0.6            --
Interest income, net                             (0.5)          0.0         (0.6)         (0.1)
                                                -----         -----        -----         -----
Income (loss) before income tax expense          (2.6)          0.8          0.2           2.4
Income tax expense (benefit)                     (1.0)          0.3          0.1           0.9
                                                -----         -----        -----         -----
Net income (loss)                                (1.6)%         0.5%         0.1%          1.5%
                                                =====         =====        =====         =====


THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 31,
1999

    Net sales increased by 11.3% from $112.4 million in the thirteen weeks ended July 31, 1999 to $125.0 million in the thirteen weeks ended July 29, 2000. The increase in net sales was primarily attributable to a 3.1% increase in comparable store sales, which resulted in a $3.4 million increase in net sales, and the additional sales volume resulting from 81 net new stores opened since July 31, 1999. Comparable store sales were positively impacted in the current quarter by strength in the PC and video game categories and continuing strong growth in our internet business. The PC game category was driven by the highly anticipated release of Diablo II in late June, 2000. The video game category was positively impacted by sales of Dreamcast and Nintendo 64 software, partially offset by the slowing of PlayStation software arising from the anticipated release of the Sony PlayStation 2 in October of this year. The above factors also offset a reduction in the sales of Pokemon trading cards compared to the prior year quarter.

    Management fees increased by 3.6% from $719,000 in the thirteen weeks ended July 31, 1999 to $745,000 in the thirteen weeks ended July 29, 2000. The increase was primarily attributable to additional fees earned from Electronics Boutique plc., which were partially offset by lower continuing fees earned under the consulting agreement with Borders Group, Inc. In May 1999, Electronics Boutique plc. completed the acquisition of a competitor. Approximately $65,000 of additional management fees were earned in the current quarter on the combined sales of the Electronics Boutique plc. stores compared to the prior year period.

    Cost of goods sold increased by 14.3% from $82.3 million in the thirteen weeks ended July 31, 1999 to $94.1 million in the thirteen weeks ended July 29, 2000. As a percentage of net sales, cost of goods sold increased from 73.3% in the thirteen weeks ended July 31, 1999 to 75.3% in the thirteen weeks ended July 29, 2000. The increase in cost of goods sold as a percentage of net sales was primarily attributable to a shift in the sales mix to a higher quantity of video and PC game products and a reduction in sales of higher margin Pokemon trading cards. Combined video and PC game categories increased approximately 8% as a percentage of total sales compared to the prior year.

    Selling, general and administrative expense increased by 24.2% from $27.0 million in the thirteen weeks ended July 31, 1999 to $33.5 million in the thirteen weeks ended July 29, 2000. As a percentage of total revenues, selling, general and administrative expense increased from 23.9% in the thirteen weeks ended July 31, 1999 to 26.6% in the thirteen weeks ended July 29, 2000. The $6.5 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses. Also included in this increase were expenses associated with sales, development and support of our internet business which were not fully in place in the prior year's period. The increase in selling, general and administrative expense as a percentage of total revenues was primarily attributable to the impact of the above factors on operating expenses, partially offset by the increase in net sales.

    Depreciation and amortization expense increased by 33.1% from $2.8 million in the thirteen weeks ended July 31, 1999 to $3.8 million in the thirteen weeks ended July 29, 2000. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores, a new distribution facility completed in November 1999, and a call center in Nevada completed in July 1999.

    Operating income (loss) decreased from income of $0.9 million in the thirteen weeks ended July 31, 1999 to a loss of $(5.6) million in the thirteen weeks ended July 29, 2000. As a percentage of total revenues, operating income
(loss) decreased from income of 0.8% in the thirteen weeks ended July 31, 1999 to a loss of (4.4)% in the thirteen weeks ended July 29, 2000, as a result of the increases in cost of goods sold, operating expense, and depreciation and amortization expense as a percentage of total revenues.

    Other income included non-recurring income of $1.6 million for the thirteen weeks ended July 29, 2000. This represented the $3.5 million termination fee paid by Funco, Inc. upon termination of a merger agreement between the companies, less associated expenses of $1.9 million.

    Interest income, net, increased from an expense of $37,000 in the thirteen weeks ended July 31, 1999 to income of $0.7 million in the thirteen weeks ended July 29, 2000. The increase was primarily attributable to interest income earned on short-term investment of the proceeds of Electronics Boutique's secondary offering in November 1999.

    As a result of all the above factors, Electronics Boutique's income (loss) before income taxes decreased from income of $0.9 million in the thirteen weeks ended July 31, 1999 to a loss of $3.3 million in the thirteen weeks ended July 29, 2000.

    Income tax expense (benefit) decreased from a tax expense of $0.4 million in the thirteen weeks ended July 31, 1999 to a tax benefit of $1.3 million in the thirteen weeks ended July 29, 2000. As a percentage of pre-tax income (loss), income tax expense (benefit) increased from 39.2% in the thirteen weeks ended July 31, 1999 to 39.7% in the thirteen weeks ended July 29, 2000. The increase as a percentage of pre-tax income was primarily due to the impact of foreign taxes.

TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 31, 1999

    Net sales increased by 17.0% from $235.1 million in the twenty-six weeks ended July 31, 1999 to $275.2 million in the twenty-six weeks ended July 29, 2000. The increase in net sales was primarily attributable to a 7.2% increase in comparable store sales, which resulted in a $16.5 million increase in net sales, and the additional sales volume resulting from 81 net new stores opened since July 31, 1999. Comparable store sales were positively impacted in the twenty-six week period by strength in the PC and video game categories and continuing strong growth in our internet business. The PC game category was driven by the highly anticipated release of Diablo II in late June, 2000. The video game category was positively impacted by sales of Dreamcast and Nintendo 64 software, partially offset by the slowing of PlayStation software arising from the anticipated release of the Sony PlayStation 2 in October of this year. The above factors also offset a reduction in the sales of Pokemon trading cards compared to the prior year quarter.

    Management fees increased by 5.6% from $1.6 million in the twenty-six weeks ended July 31, 1999 to $1.7 million in the twenty-six weeks ended July 29, 2000. The increase was primarily attributable to additional fees earned from Electronics Boutique plc., which were partially offset by lower continuing fees earned under the consulting agreement with Borders Group, Inc. In May 1999, Electronics Boutique plc. completed an acquisition of a competitor. Approximately $433,000 of additional management fees were earned in the twenty-six week period on the combined sales of the Electronics Boutique plc. stores compared to the prior year period. Last year's results included an additional $245,000 for a performance fee earned in fiscal 1999 under the consulting agreement with Border's Group, Inc.

    Cost of goods sold increased by 19.6% from $172.8 million in the twenty-six weeks ended July 31, 1999 to $206.6 million in the twenty-six weeks ended July 29, 2000. As a percentage of net sales, cost of goods sold increased from 73.5% in the twenty-six weeks ended July 31, 1999 to 75.1% in the twenty-six weeks ended July 29, 2000. The increase in cost of goods sold as a percentage of net sales was primarily attributable to a shift in the sales mix to a higher quantity of video and PC game products and a reduction in sales of higher margin Pokemon trading cards. Combined video and PC game categories increased approximately 7% as a percentage of total sales compared to the prior year.

    Selling, general and administrative expense increased by 23.8% from $53.0 million in the twenty-six weeks ended July 31, 1999 to $65.6 million in the twenty-six weeks ended July 29, 2000. As a percentage of total revenues, selling, general and administrative expense increased from 22.4% in the twenty-six weeks ended July 31, 1999 to 23.8% in the twenty-six weeks ended July 29, 2000. The $12.6 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses. Also included in this increase were expenses associated with sales, development and support of our internet business which were not fully in place in the prior year's period. The increase in selling, general and administrative expense as a percentage of total revenues was primarily attributable to the impact of the above factors on operating expenses, partially offset by the increase in net sales.

    Depreciation and amortization expense increased by 32.0% from $5.5 million in the twenty-six weeks ended July 31, 1999 to $7.3 million in the twenty-six weeks ended July 29, 2000. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores, a new distribution facility completed in November 1999, and a call center in Nevada completed in July 1999.

    Operating income (loss) decreased from income of $5.4 million in the twenty-six weeks ended July 31, 1999 to a loss of $(2.7) million in the twenty-six weeks ended July 29, 2000. As a percentage of total revenues, operating income (loss) decreased from income of 2.3% in the twenty-six weeks ended July 31, 1999 to a loss of (1.0)% in the twenty-six weeks ended July 29, 2000, as a result of the increases in cost of goods sold, operating expense and depreciation and amortization expense as a percentage of total revenues.

    Other income included non-recurring income of $1.6 million for the twenty-six weeks ended July 29, 2000. This represented the $3.5 million termination fee paid by Funco, Inc. upon termination of a merger agreement between the companies, less associated expenses of $1.9 million.

    Interest income, net, increased from income of $0.3 million in the twenty-six weeks ended July 31, 1999 to income of $1.7 million in the twenty-six weeks ended July 29, 2000. The increase was primarily attributable to interest income earned on short-term investment of the proceeds of Electronics Boutique's secondary offering completed in November 1999.

    As a result of all the above factors, Electronics Boutique's income before income taxes decreased by 88.3% from income of $5.6 million in the twenty-six weeks ended July 31, 1999 to income of $0.7 million in the twenty-six weeks ended July 29, 2000.

    Income tax expense decreased by 88.2% from $2.2 million in the twenty-six weeks ended July 31, 1999 to $0.3 million in the twenty-six weeks ended July 29, 2000. As a percentage of pre-tax income, income tax expense increased from 39.2% in the twenty-six weeks ended July 31, 1999 to 39.7% in the twenty-six weeks ended July 29, 2000. The increase as a percentage of pre-tax income was primarily due to the impact of foreign taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    Electronics Boutique has historically financed its operations through a combination of cash generated from operations and bank debt. On November 23, 1999, we completed a secondary offering of common stock which resulted in net proceeds to Electronics Boutique (after offering expenses) of approximately $40.0 million. Our working capital decreased from $42.6 million at January 29, 2000 to $27.8 million at July 29, 2000, primarily due to the funding of capital expenditures with working capital in excess of proceeds generated from income. At July 29, 2000, we had no borrowings under our $50 million revolving credit facility.

    Electronics Boutique used $34.2 million in cash from operations in the twenty-six week period ended July 29, 2000 and used $26.9 million of cash from operations during the twenty-six week period ended July 31, 1999. The $34.2 million of cash used in operations in the current year period was primarily the result of the payment of accounts payable, accrued expenses and income taxes payable that were outstanding at the end of the prior fiscal year, partially offset by cash generated from net income, non-cash charges to net income, collections of accounts receivable and a decrease in merchandise inventory. The $26.9 million of cash used in operations in last year's period was primarily the result of the payment of accounts payable, accrued expenses and income taxes payable that were outstanding at the end of the fiscal year, and an increase in accounts receivable and merchandise inventory, partially offset by cash generated from net income and non-cash charges to net income.

    Electronics Boutique made capital expenditures of $22.2 million in the twenty-six weeks ended July 29, 2000, primarily for the purchase of our corporate headquarters and distribution center in West Chester, Pennsylvania, to open new stores and remodel existing stores, for leasehold improvements and equipment at our distribution centers, and for the purchase of land on which new distribution centers are to be built later this year in Canada and Australia. We made capital expenditures of $13.7 million in the twenty-six weeks ended July 31, 1999, primarily to open new stores and remodel existing stores, for leasehold improvements at our headquarters and primary distribution center, and for equipment and leasehold improvements at a new customer service facility in Nevada to support internet and catalog sales operations.

    Electronics Boutique believes that cash generated from our operating activities, offering proceeds and available bank borrowings will be sufficient to fund our operations and store expansion programs.

    On March 31, 2000, Electronics Boutique entered into a definitive merger agreement for the acquisition of all outstanding shares of Funco, Inc. for $17.50 per share or approximately $110 million in cash. On April 6, 2000, Funco, Inc. received a competing offer from Barnes and Noble Inc., for $135 million or approximately $21.00 per share. On April 20, 2000, we raised our cash offer to

$21.00 per share to match the competing offer by Barnes & Noble Inc., which was accepted by Funco, Inc. On April 26, 2000, Barnes and Noble Inc. raised its cash offer to $24.75 per share. On May 2, 2000, we notified Funco, Inc. that we did not intend to raise our offer and would not pursue the acquisition. Subsequently, Electronics Boutique received a payment of $3.5 million representing a termination fee and reimbursement of fees and expenses in accordance with the original merger agreement. Electronics Boutique recorded the non-recurring income net of all associated expenses, approximately $1.9 million, in the quarter ended July 29, 2000.

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

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the implementation of SFAS No. 133 until the year 2002.

    In June 2000, the FASB issued statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities" ("SFAS 138") (an amendment of FASB Statement No. 133). Management has evaluated the impact of Statement No. 133 as amended by Statement No. 138, and believes that it will not have a material impact on the net earnings of Electronics Boutique.

    In March 2000, the FASB issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN44"). Fin 44 is generally effective for transactions occurring after July 1, 2000 but applies to option repricings and certain other transactions after December 15, 1998. Electronics Boutique believes that FIN 44 will not have a material impact on the its net earnings.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The implementation date of SAB 101 has been delayed and will be effective for Electronics Boutique in the fourth quarter of fiscal 2001. Electronics Boutique is currently evaluating the impact of SAB 101 on its financial position and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 17, 2000, Electronics Boutique held its Annual Meeting of Stockholders at which the stockholders:

(1) Elected Dean S. Adler and Louis J. Siana to serve as Class II Directors until the 2003 annual meeting or until their successors are elected and qualified. Mr. Adler and Mr.Siana received the number of votes set opposite their respective names:


                                                              For Election                Withheld
                                                              ------------                --------
     Dean S. Adler                                             21,121,296                  79,077
     Louis J. Siana                                            21,121,396                  78,977


(2) Approved the adoption of the Electronics Boutique 2000 Employee Stock Purchase Plan. The proposal received 18,852,551 votes approving adoption of the plan, 367,675 votes against adoption of the plan, and 21,924 votes abstained.

(3) Approved the adoption of the Electronics Boutique 2000 Equity Participation Plan. The proposal received 16,787,733 votes approving adoption of the plan, 2,433,221 votes against adoption of the plan, and 21,196 votes abstained.

(4) Ratified the Company's appointment of KPMG LLP as the Company's independent certified public accountants for the 2001 fiscal year. The proposal received 21,194,602 votes for the ratification, 2,463 against the ratification and 3,308 votes abstained.


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

                                     ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                     -----------------------------------
                                     (Registrant)

Date:    September 11, 2000          By:      /S/ JOSEPH J. FIRESTONE
                                              -----------------------
                                                   Joseph J. Firestone
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)

Date:    September 11, 2000          By:      /S/ JOHN R. PANICHELLO
                                              ----------------------
                                                   John R. Panichello
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
No.               Description
------            -----------
11.1              Statement Regarding Computation of Per Share Earnings

27.1              Financial Data Schedule