Form 10-Q
period 2000-10-28
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2000-12-12
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      (MARK  ONE)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________ TO__________


                        COMMISSION FILE NUMBER: 000-24603


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                 51-0379406
             ---------------------------------------------------
     (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NUMBER)


            931 SOUTH MATLACK STREET
            WEST CHESTER, PENNSYLVANIA                    19382
            -----------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)


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

      YES  [X]          NO  [ ]


      AT DECEMBER 8, 2000, THERE WERE 22,293,340 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX



                                                                            PAGE


Part I.     Financial Information

      Item 1. Financial Statements
               Consolidated Balance Sheets at
               October 28, 2000 (unaudited) and January 29, 2000             3

              Consolidated Statements of Income (unaudited)
               Thirteen and thirty-nine weeks ended
               October 28, 2000 and October 30, 1999                         4

              Consolidated Statements of Cash Flows (unaudited)
               Thirteen and thirty-nine weeks ended
               October 28, 2000 and October 30, 1999                         5

               Notes to Consolidated Financial Statements (unaudited)        6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  7


Part II.    Other Information

      Item 1.     Legal Proceedings                                         12

      Item 6.     Exhibits and Reports on Form 8-K                          12

Signatures                                                                  13

PART I.

ITEM 1. FINANCIAL STATEMENTS

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        OCTOBER 28,       JANUARY 29,
Assets                                                                                     2000              2000
                                                                                       ------------      ------------
                                                                                       (unaudited)
Current assets:
     Cash and cash equivalents                                                         $ 25,581,403      $ 88,356,091
     Accounts receivable:
         Trade and vendors                                                               13,409,185         9,187,991
         Other                                                                              792,383         2,630,622
     Merchandise inventories                                                            158,828,795        90,550,508
     Deferred tax asset                                                                   3,691,000         3,691,000
     Prepaid expenses                                                                     3,755,034         4,524,233
                                                                                       ------------      ------------
Total current assets                                                                    206,057,800       198,940,445
                                                                                       ------------      ------------
Property and equipment:
     Leasehold improvements                                                              72,105,746        59,816,209
     Fixtures and equipment                                                              55,283,920        45,391,518
     Land                                                                                 5,264,225           908,000
     Construction in progress                                                             3,741,452         2,446,460
                                                                                       ------------      ------------
                                                                                        136,395,343       108,562,187
     Less accumulated depreciation and amortization                                      52,155,877        45,566,262
                                                                                       ------------      ------------
Net property and equipment                                                               84,239,466        62,995,925

Goodwill and other intangible assets                                                      1,302,799         1,503,387
Deferred tax asset                                                                        8,474,274         8,505,732
Other assets                                                                              3,892,267         3,567,388
                                                                                       ------------      ------------
Total assets                                                                           $303,966,606      $275,512,877
                                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                 $         --      $      8,353
     Accounts payable                                                                   161,867,629       122,822,260
     Accrued expenses                                                                    21,776,538        23,437,268
     Income taxes payable                                                                        --        10,105,424
                                                                                       ------------      ------------
Total current liabilities                                                               183,644,167       156,373,305
                                                                                       ------------      ------------

Long-term liabilities:
     Deferred rent                                                                        3,030,678         2,653,103
                                                                                       ------------      ------------
Total liabilities                                                                       186,674,845       159,026,408
                                                                                       ------------      ------------
Stockholders' equity
     Preferred stock - authorized 25,000,000 shares; $.01 par value;
          no shares issued and outstanding at October 28, 2000 or January 29, 2000               --                --
     Common stock - authorized 100,000,000 shares; $.01 par value;
         22,291,240 shares issued and outstanding at October 28, 2000 and
         22,221,114 shares issued and outstanding at January 29, 2000                       222,912           222,211
     Additional paid-in capital                                                          76,866,231        75,888,405
     Accumulated other comprehensive expense                                             (2,205,291)         (240,726)
     Retained earnings                                                                   42,407,909        40,616,579
                                                                                       ------------      ------------

Total stockholders' equity                                                              117,291,761       116,486,469
                                                                                       ------------      ------------

Total liabilities and stockholders' equity                                             $303,966,606      $275,512,877
                                                                                       ============      ============

See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Thirteen weeks ended                Thirty-nine weeks ended
                                                      --------------------------------      --------------------------------
                                                       October 28,         October 30,       October 28,        October 30,
                                                          2000               1999               2000               1999
                                                      -------------      -------------      -------------      -------------

Net sales                                             $ 157,874,381      $ 176,465,510      $ 433,061,685      $ 411,584,871
Management fees                                             765,460            944,157          2,434,880          2,524,743
                                                      -------------      -------------      -------------      -------------
Total revenues                                        $ 158,639,841      $ 177,409,667      $ 435,496,565      $ 414,109,614
                                                      -------------      -------------      -------------      -------------

Costs and expenses:
     Costs of merchandise sold, including freight       121,704,001        135,979,488        328,311,513        308,757,045
     Selling, general and administrative                 30,902,421         32,020,460         96,527,925         85,020,258
     Depreciation and amortization                        4,083,821          3,118,557         11,402,865          8,665,310
                                                      -------------      -------------      -------------      -------------

Operating income (loss)                                   1,949,598          6,291,162           (745,738)        11,667,001
Other income (expense)                                      (61,362)                --          1,550,032                 --
Interest income, net                                       (421,959)           (64,300)        (2,164,433)          (316,674)
                                                      -------------      -------------      -------------      -------------

Income before income taxes                                2,310,195          6,355,462          2,968,727         11,983,675
Income tax expense                                          916,223          2,491,555          1,177,397          4,697,815
                                                      -------------      -------------      -------------      -------------
Net income                                            $   1,393,972      $   3,863,907      $   1,791,330      $   7,285,860
                                                      =============      =============      =============      =============
Net income per share - basic                          $        0.06               0.19               0.08               0.36
                                                      =============      =============      =============      =============
Weighted average shares outstanding - basic              22,265,270         20,187,898         22,239,564         20,175,438
                                                      =============      =============      =============      =============
Net income per share - diluted                        $        0.06               0.19               0.08               0.36
                                                      =============      =============      =============      =============
Weighted average shares outstanding - diluted            22,621,368         20,733,249         22,463,160         20,467,167
                                                      =============      =============      =============      =============


See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 THIRTY-NINE WEEKS ENDED
                                                             ------------------------------
                                                              OCTOBER 28,       OCTOBER 30,
                                                                 2000              1999
                                                             ------------      ------------
Cash flows from operating activities:
     Net income                                              $  1,791,330      $  7,285,860
     Adjustments to reconcile net income to cash used in
         operating activities:
            Depreciation of property and equipment             11,097,276         8,481,099
            Amortization of other assets                          305,589           184,211
            Loss on disposal of property and equipment            239,589           250,842
            Changes in assets and liabilities:
                Decrease (increase) in:
                    Accounts receivable                        (2,476,878)       (5,434,409)
                    Due from affiliates                                --           985,086
                    Merchandise inventories                   (70,028,963)      (66,436,619)
                    Prepaid expenses                              675,209        (7,436,904)
                    Other long-term assets                       (515,026)         (533,996)
                (Decrease) increase in:
                    Accounts payable                           40,664,512        60,035,876
                    Accrued expenses                           (1,405,129)          772,050
                    Due to affiliate                                   --           (57,209)
                    Income taxes payable                       (9,967,704)       (7,240,626)
                    Deferred rent                                 390,219           106,244
                                                             ------------      ------------
Net cash used in operating activities                         (29,229,976)       (9,038,495)
                                                             ------------      ------------
Cash flows used in investing activities:
     Purchases of property and equipment                      (33,813,070)      (23,314,058)
     Proceeds from disposition of assets                           16,571               335
                                                             ------------      ------------
Net cash used in investing activities                         (33,796,499)      (23,313,723)
                                                             ------------      ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                       978,527           464,800
     Net payments under revolving credit facility                      --                --
     Repayments of long-term debt                                  (8,353)          (74,997)
                                                             ------------      ------------
Net cash (used in) provided by financing activities               970,174           389,803
                                                             ------------      ------------

Effects of exchange rates on cash                                (718,387)            5,854

Net decrease in cash and cash equivalents                     (62,774,688)      (31,956,561)
Cash and cash equivalents, beginning of period                 88,356,091        42,006,179
                                                             ------------      ------------
Cash and cash equivalents, end of period                     $ 25,581,403      $ 10,049,618
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

    The accompanying unaudited consolidated financial statements of Electronics Boutique have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000 contained in Electronics Boutique's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and thirty-nine week period ended October 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

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

(4) DEBT

    Electronics Boutique has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of October 28, 2000, there were no outstanding borrowings on this facility.

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


                                    Thirteen weeks ended             Thirty-nine weeks ended
                                 ----------------------------      ----------------------------
                                 October 28,      October 30,      October 28,      October 30,
                                    2000             1999             2000             1999
                                 -----------      -----------      -----------      -----------
Net income                       $ 1,393,972      $ 3,863,907      $ 1,791,330      $ 7,285,860
Foreign currency translation
adjustment                        (1,065,697)         (75,020)      (1,964,565)         136,728
                                 -----------      -----------      -----------      -----------
Comprehensive income (loss)      $   328,275      $ 3,788,887      $  (173,235)     $ 7,422,588
                                 ===========      ===========      ===========      ===========

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Electronics Boutique believes that it is among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of October 28, 2000, we operated a total of 694 stores in 46 states, Puerto Rico, Canada, Australia, New Zealand and South Korea, primarily under the names Electronics Boutique and Stop 'N Save Software. In addition, we operated a commercial website under the URL address of WWW.EBWORLD.COM. As of such date, we also provided management services for Electronics Boutique Plc., which operated 310 stores in the United Kingdom, Ireland and Sweden. As of October 28, 2000, we also managed four mall-based Waldensoftware stores for Borders Group, Inc. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                        THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                       ------------------------  --------------------------
                                       October 28,  October 30,  October 28,    October 30,
                                         2000          1999         2000          1999
                                       -------       -------      -------       -------
Net sales                                 99.5%         99.5%        99.4%         99.4%
Management fees                            0.5           0.5          0.6           0.6
                                       -------       -------      -------       -------
Total revenues                           100.0         100.0        100.0         100.0
Cost of goods sold                        76.7          76.6         75.4          74.6
                                       -------       -------      -------       -------
Gross profit                              23.3          23.4         24.6          25.4
Operating expenses                        19.5          18.0         22.2          20.5
Depreciation and amortization              2.6           1.8          2.6           2.1
                                       -------       -------      -------       -------
Income (loss) from operations              1.2           3.6         (0.2)          2.8
Other income (expense)                      --            --          0.4            --
Interest income, net                      (0.3)           --         (0.5)         (0.1)
                                       -------       -------      -------       -------
Income before income tax expense           1.5           3.6          0.7           2.9
Income tax expense                         0.6           1.4          0.3           1.1
                                       -------       -------      -------       -------
Net income                                 0.9%          2.2%         0.4%          1.8%
                                       =======       =======      =======       =======


THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 30, 1999

    Net sales decreased by 10.5% from $176.5 million in the thirteen weeks ended October 30, 1999 to $157.9 million in the thirteen weeks ended October 28, 2000. The decrease in net sales was primarily attributable to a 16.8% decrease in comparable store sales, which resulted in a $28.9 million decrease in net sales. This decline was partially offset by the additional sales volume resulting from 99 net new stores opened since October 30, 1999. Comparable store sales were negatively impacted in the current quarter by several factors. Total sales of PlayStation 2 hardware, software and accessories, which were only available for the last three days of the current fiscal quarter, were lower than total sales of Sega Dreamcast hardware, software and accessories over a seven week period of availability in last year's quarter. In addition, sales of Pokemon trading cards and toys were substantially lower than comparable sales during last year's third quarter, when consumer demand was extremely high and Electronics Boutique had a strong inventory position in these products. Also, sales of PlayStation software were down from last year's period, as consumers awaited the release of the new PlayStation 2 console system. Lastly, sales of PC games were lower, as several new release titles did not perform as well as those in the prior year period.

    Management fees decreased by 18.9% from $944,000 in the thirteen weeks ended October 30, 1999 to $765,000 in the thirteen weeks ended October 28, 2000. The decrease was primarily attributable to lower fees earned under the management services agreement with Electronics Boutique plc. and lower fees earned under the consulting agreement with Borders Group, Inc. The lower fees earned from Electronics Boutique plc were mainly due to an unfavorable foreign exchange rate on the US dollar and on lower sales by Electronics Boutique plc. in the current year quarter. Lower fees were earned under the Borders Group, Inc. consulting agreement as fewer stores were in operation in the current year quarter.

    Cost of goods sold decreased by 10.5% from $136.0 million in the thirteen weeks ended October 30, 1999 to $121.7 million in the thirteen weeks ended October 28, 2000. As a percentage of net sales, cost of goods sold was 77.1% in both the thirteen weeks ended October 30, 1999 and the thirteen weeks ended October 28, 2000. Due to a shift in the product sales mix, there was a slight increase in cost of goods sold as a percentage of net sales attributable to a reduction in sales of higher margin Pokemon trading cards which was offset by a reduction in sales of lower margin video game console systems and by a higher margin earned on PlayStation software sales compared to the prior year period.

    Selling, general and administrative expense decreased by 3.5% from $32.0 million in the thirteen weeks ended October 30, 1999 to $30.9 million in the thirteen weeks ended October 28, 2000. As a percentage of total revenues, selling, general and administrative expense increased from 18.0% in the thirteen weeks ended October 30, 1999 to 19.5% in the thirteen weeks ended October 28, 2000. Due to expansion of Electronics Boutique's domestic and international store bases, there was an increase in store, distribution, and headquarter operating expenses. Last year's period included $1.6 million of expense for an advertising and marketing campaign for our e-commerce business which began in the third quarter and continued into the fourth quarter. The result of these factors was a decrease of $1.1 million in selling, general and administrative expenses. The increase in selling, general and administrative expense as a percentage of total revenues was primarily attributable to the decrease in net sales, partially offset by the impact of the above factors on operating expenses.

    Depreciation and amortization expense increased by 31.0% from $3.1 million in the thirteen weeks ended October 30, 1999 to $4.1 million in the thirteen weeks ended October 28, 2000. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores, the purchase of our corporate headquarters in June 2000, building of a new distribution facility completed in November 1999, and a call center in Nevada completed in July 1999.

    Operating income decreased by 69.0% from $6.3 million in the thirteen weeks ended October 30, 1999 to $1.9 million in the thirteen weeks ended October 28, 2000. As a percentage of total revenues, operating income decreased from 3.6% in the thirteen weeks ended October 30, 1999 to 1.2% in the thirteen weeks ended October 28, 2000, as a result of the increases in cost of goods sold, operating expense, and depreciation and amortization expense as a percentage of total revenues.

    Other income (expense) included a non-recurring loss of $61,000 for the thirteen weeks ended October 28, 2000. This represented additional expenses related to the proposed merger with Funco, Inc.

    Interest income, net, increased from $64,000 in the thirteen weeks ended October 30, 1999 to $0.4 million in the thirteen weeks ended October 28, 2000. The increase was primarily attributable to interest income earned on short-term investment of the available proceeds of Electronics Boutique's secondary offering in November 1999.

    As a result of all the above factors, Electronics Boutique's income before income taxes decreased by 63.7% from $6.4 million in the thirteen weeks ended October 30, 1999 to $2.3 million in the thirteen weeks ended October 28, 2000.

    Income tax expense decreased from $2.5 million in the thirteen weeks ended October 30, 1999 to $0.9 million in the thirteen weeks ended October 28, 2000. As a percentage of pre-tax income, income tax expense increased from 39.2% in the thirteen weeks ended October 30, 1999 to 39.7% in the thirteen weeks ended October 28, 2000. The increase as a percentage of pre-tax income was primarily due to the impact of foreign taxes.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

    Net sales increased by 5.2% from $411.6 million in the thirty-nine weeks ended October 30, 1999 to $433.1 million in the thirty-nine weeks ended October 28, 2000. The increase in net sales was primarily attributable to the additional sales volume resulting from 99 net new stores opened since October 30, 1999, partially offset by a decrease in comparable store sales of 3.1%, which resulted in a $12.5 million decrease in net sales from existing stores. Comparable store sales were negatively impacted in the thirty-nine week period primarily by the factors set forth above for the thirteen-week period ending October 28, 2000. Comparable store sales had increased over the prior year in the first twenty-six weeks of the current fiscal year.

    Management fees decreased by 3.6% from $2.5 million in the thirty-nine weeks ended October 30, 1999 to $2.4 million in the thirty-nine weeks ended October 28, 2000. The decrease was primarily attributable to results of the thirteen-week period ending October 28, 2000 when lower fees were earned from Electronics Boutique plc. due to an unfavorable foreign exchange rate on the US dollar and lower sales for the period by Electronics Boutique plc. compared to the prior year period. In addition, lower fees were earned under the consulting agreement with Borders Group, Inc. due to fewer stores being in operation in the current year quarter. In the first twenty-six week period ending July 29, 2000, approximately $433,000 of additional management fees were earned from Electronics Boutique plc. compared to the prior year period due to additional sales resulting from the acquisition of a competitor in May 1999. Also, last year's results included an additional $245,000 for a performance fee earned in fiscal 1999 under the consulting agreement with Border's Group, Inc.

    Cost of goods sold increased by 6.3% from $308.8 million in the thirty-nine weeks ended October 30, 1999 to $328.3 million in the thirty-nine weeks ended October 28, 2000. As a percentage of net sales, cost of goods sold increased from 75.0% in the thirty-nine weeks ended October 30, 1999 to 75.8% in the thirty-nine weeks ended October 28, 2000. The increase in cost of goods sold as a percentage of net sales was primarily attributable to a shift in the sales mix to a higher quantity of video and PC game products and a reduction in sales of higher margin Pokemon trading cards and toys. Combined video and PC game categories increased approximately 4% as a percentage of total sales compared to the prior year.

    Selling, general and administrative expense increased by 13.5% from $85.0 million in the thirty-nine weeks ended October 30, 1999 to $96.5 million in the thirty-nine weeks ended October 28, 2000. As a percentage of total revenues, selling, general and administrative expense increased from 20.5% in the thirty-nine weeks ended October 30, 1999 to 22.2% in the thirty-nine weeks ended October 28, 2000. The $11.5 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses. Also included in this increase were expenses associated with sales, development and support of our e-commerce business which were not fully in place in the prior year's period. The increase in selling, general and administrative expense as a percentage of total revenues was primarily attributable to the impact of the above factors on operating expenses, partially offset by the increase in net sales.

    Depreciation and amortization expense increased by 31.6% from $8.7 million in the thirty-nine weeks ended October 30, 1999 to $11.4 million in the thirty-nine weeks ended October 28, 2000. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores, the purchase of our corporate headquarters in June 2000, building a new distribution facility completed in November 1999, and a call center in Nevada completed in July 1999.

    Operating income (expense) decreased from income of $11.7 million in the thirty-nine weeks ended October 30, 1999 to a loss of $(0.7) million in the thirty-nine weeks ended October 28, 2000. As a percentage of total revenues, operating income (loss) decreased from income of 2.8% in the thirty-nine weeks ended October 30, 1999 to a loss of (0.2)% in the thirty-nine weeks ended October 28, 2000, as a result of the increases in cost of goods sold, operating expense and depreciation and amortization expense as a percentage of total revenues.

    Other income included non-recurring income of $1.6 million for the thirty-nine weeks ended October 28, 2000. This represented the $3.5 million termination fee paid by Funco, Inc. upon termination of a merger agreement between the companies, less associated expenses of $1.9 million.

    Interest income, net, increased from income of $0.3 million in the thirty-nine weeks ended October 30, 1999 to income of $2.2 million in the thirty-nine weeks ended October 28, 2000. The increase was primarily attributable to interest income earned on short-term investment of the proceeds of Electronics Boutique's secondary offering completed in November 1999.

    As a result of all the above factors, Electronics Boutique's income before income taxes decreased by 75.2% from income of $12.0 million in the thirty-nine weeks ended October 30, 1999 to income of $3.0 million in the thirty-nine weeks ended October 28, 2000.

    Income tax expense decreased by 74.9% from $4.7 million in the thirty-nine weeks ended October 30, 1999 to $1.2 million in the thirty-nine weeks ended October 28, 2000. As a percentage of pre-tax income, income tax expense increased from 39.2% in the thirty-nine weeks ended October 30, 1999 to 39.7% in the thirty-nine weeks ended October 28, 2000. The increase as a percentage of pre-tax income was primarily due to the impact of foreign taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    Electronics Boutique has historically financed its operations through a combination of cash generated from operations and bank debt. On November 23, 1999, we completed a secondary offering of common stock which resulted in net proceeds to Electronics Boutique (after offering expenses) of approximately $40.0 million. Our working capital decreased from $42.6 million at January 29, 2000 to $22.4 million at October 28, 2000, primarily due to the funding of capital expenditures with working capital in excess of proceeds generated from income. At October 28, 2000, we had no borrowings under our $50 million revolving credit facility.

    Electronics Boutique used $29.2 million in cash from operations in the thirty-nine week period ended October 28, 2000 and used $9.0 million of cash from operations during the thirty-nine week period ended October 30, 1999. The $29.2 million of cash used in operations in the current year period was primarily the result of an increase in merchandise inventory, the payment of accrued expenses and income taxes payable that were outstanding at the end of the prior fiscal year, and an increase in accounts receivable, partially offset by cash generated from net income, non-cash charges to net income and an increase in accounts payable. The $9.0 million of cash used in operations in last year's period was primarily the result of an increase in merchandise inventory, an increase in prepaid expenses, and the payment of income taxes payable that were outstanding at the end of the fiscal year, partially offset by cash generated from net income and non-cash charges to net income and an increase in accounts payable.

    Electronics Boutique made capital expenditures of $33.8 million in the thirty-nine weeks ended October 28, 2000, primarily for the purchase of our corporate headquarters and distribution center in West Chester, Pennsylvania, to open new stores and remodel existing stores, for leasehold improvements and equipment at our distribution centers, and for the construction of new distribution centers in Canada and Australia. We made capital expenditures of $23.3 million in the thirty-nine weeks ended October 30, 1999, primarily to open new stores and remodel existing stores, for the building of a new 80,000 square foot distribution center adjacent to our corporate headquarters, for leasehold improvements at our headquarters and primary distribution center, and for equipment and leasehold improvements at a new customer service facility in Nevada to support e-commerce and catalog sales operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

            10.1 Employment Agreement by and between Electronics Boutique Holdings Corp. and James A. Smith dated August 21, 2000

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

                              Electronics Boutique Holdings Corp.
                              -----------------------------------
                              (Registrant)

Date: December 12, 2000       By:   /s/ Joseph J. Firestone
                                    -----------------------
                                    Joseph J. Firestone
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date: December 12, 2000       By:   /s/ John R. Panichello
                                    ----------------------
                                    John R. Panichello
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
No.         Description
-------     -----------

10.1        Employment Agreement by and between Electronics Boutique holdings
            Corp. and James A. Smith dated August 21, 2000

11.1        Statement Regarding Computation of Per Share Earnings

27.1        Financial Data Schedule