Form 10-K
period 2001-02-03
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2001-04-30
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO__________


                        COMMISSION FILE NUMBER: 000-24603


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                      51-0379406
              --------------------------------------------------------
        (STATE OF INCORPORATION)    (IRS EMPLOYER IDENTIFICATION NUMBER)

               931 SOUTH MATLACK STREET
               WEST CHESTER, PENNSYLVANIA                     19382
               -------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

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

YES  [X]          NO  [ ]

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES, BASED UPON THE CLOSING SALE PRICE AS REPORTED ON THE NASDAQ NATIONAL MARKET ON APRIL 19, 2000, WAS APPROXIMATELY $202,560,204.

AT APRIL 19, 2001, THERE WERE 22,368,040 SHARES OF COMMON STOCK OUTSTANDING.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001
                                      INDEX

PART I                                                              PAGE
                                                                    ----
Item 1 -     Business                                                  1
Item 1A -    Executive Officers of the Company                        14
Item 2 -     Properties                                               15
Item 3 -     Legal Proceedings                                        15
Item 4 -     Submission of Matters to a Vote of Security              15
             Holders

PART II
Item 5 -     Market for the Registrant's Common Equity and
             Related Stockholder Matters                              16
Item 6 -     Selected Financial Data                                  17
Item 7 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations            19
Item 7A -    Quantitative and Qualitative Disclosures About           23
             Market Risk
Item 8 -     Consolidated Financial Statements and                    24
             Financial Statement Schedule
Item 9 -     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                   41

PART III
Item 10-     Directors and Executive Officers of the Company          41
Item 11-     Executive Compensation                                   41
Item 12-     Security Ownership of Certain Beneficial                 41
             Owners and Management
Item 13-     Certain Relationships and Related Transactions           41

PART IV
Item 14 -    Exhibits and Reports on Form 8-K                         41

SIGNATURES                                                            43

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

ITEM 1.   BUSINESS

GENERAL

    Electronics Boutique Holdings Corp. ("Electronics Boutique") believes it is among the world's largest specialty retailers of electronic games. We sell video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software, PC accessories and related products. We offer our products through our large and growing store base, which, as of February 3, 2001, included 737 stores located in 46 states, Puerto Rico, Canada, Australia, New Zealand and South Korea, operating primarily under the names Electronics Boutique, EB GameWorld and Stop 'N Save Software and through our web site at WWW.EBGAMES.COM, formerly known as WWW.EBWORLD.COM. In addition to our retailing activities, we provide management services for Electronics Boutique, plc ("EB-UK"), a leading specialty retailer of electronic games in the United Kingdom, Sweden and Ireland. Our stores are primarily located in high traffic areas in regional shopping malls and average 1,200 square feet in size.

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

    We believe we were one of the first video game and PC entertainment software specialty retailers to offer a web site with product reviews and online purchasing. Our core customer tends to be Internet savvy, making e-commerce a necessary and natural progression of our retailing platform. We believe our success in store-based retailing, our strong market identity and existing infrastructure differentiates EBGAMES.COM from other online retailers.

RISK FACTORS

    DEPENDENCE ON NEW PRODUCT INTRODUCTIONS. We are highly dependent on the introduction of new and enhanced video game and PC hardware and software for our success. If manufacturers fail to introduce new games and systems, we would have difficulty attracting and retaining customers to buy the products we sell. Any failure to attract and retain customers could adversely affect our business. Many of the factors that impact our ability to offer new products, and to attract and retain customers, are largely beyond our control. These factors include:

    - our dependence upon manufacturers to introduce new or enhanced video game systems,
    - our reliance upon continued technological development and the continued use of PCs,
    - our dependence upon software publishers to develop popular game and entertainment titles for future generation game systems or PCs, and
    - our the availability and timeliness of new product releases at our stores.

    VIDEO GAME SYSTEMS AND SOFTWARE PRODUCT CYCLES. Demand for video game systems and software fluctuates in relation to the introduction of next-generation hardware and related software titles. Following the introduction of next-generation products, sales of the new products increase steadily, while sales of the prior-generation products steadily decrease. Manufacturers have historically introduced next-generation systems every four to five years. Peak sales of prior-generation hardware tend to occur in the year of introduction of next-generation systems, while peak sales of prior-generation software titles tend to occur in the year following the peak of prior-generation hardware. If leading video game systems manufacturers fail to introduce next-generation systems, or fail to make significant enhancements to existing systems, our sales of hardware systems and related titles will decrease, which decrease could have a negative effect on our results of operations and financial condition.

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

    NEW STORE OPENINGS. Our growth will depend on our ability to open and operate new stores profitably. We currently intend to open approximately 175 new stores in the current fiscal year. Our ability to open new stores timely and profitably depends upon several contingencies, many of which are beyond our control. The contingencies include:

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

    Increased competition may lead to reduced profit margins on video games and PC entertainment software. In addition, customers can rent video games from many video stores and cable television providers. Further, it is likely that other methods of distribution will emerge in the future, which would result in increased competition. Many of our competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than we have. We also compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. If we do not compete effectively, our revenues and earnings may be negatively affected.

    SEASONALITY AND QUARTERLY RESULTS. Our business is affected by seasonal patterns. We historically generate our highest net sales, management fees and net income during the fourth quarter, which includes the holiday selling season. During the year ended February 3, 2001 ("fiscal 2001"), approximately 43% of our net sales and all of our operating income were generated during the fourth quarter. Accordingly, any negative trend in net sales during the holiday selling season could hurt our results of operations for the quarter as well as for the entire year.

In addition, our results of operations may fluctuate from quarter to quarter depending upon a variety of factors, most of which we cannot control. These factors include:

    - the timing of new product introductions and new store openings,
    - net sales contributed by new stores,
    - increases or decreases in comparable store sales,
    - poor weather conditions,
    - shifts in the timing of certain holidays or promotions, and
    - changes in merchandise mix.

    Any one or more of these factors could affect our business, financial condition and results of operations, and this makes the prediction of our results of operations on a quarterly basis difficult. Also, it is possible that our quarterly results of operations may be below the expectations of public market analysts and investors. This could negatively affect the price of our common stock.

    DEPENDENCE ON SUPPLIERS. We rely heavily upon our suppliers to provide us with new products as quickly as possible. We purchase a significant amount of products from Nintendo of America ("Nintendo"), Electronic Arts, Inc. ("Electronic Arts"), Sega of America, Inc. ("Sega"), and Sony Computer Entertainment ("Sony") and often receive shipments of new release products which are disproportionately large relative to our share of the overall consumer market. During fiscal 2001, we purchased products from Sony, Electronic Arts, Nintendo and Sega, which represented 12.5%, 9.9%, 9.3% and 7.1%, respectively, of our net purchases. We believe that the loss of any of these suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, our financial performance largely depends upon the business terms we obtain from suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. Our failure to maintain favorable business terms with our suppliers could negatively affect our ability to offer products to consumers at competitive prices.

    During fiscal 2001, approximately one-third of our product purchases were from domestic distributors of products manufactured overseas, primarily in Asia. To the extent that our distributors rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could hurt our business. In addition, in the recent past, many Asian currencies were devalued significantly in relation to the U.S. dollar, and financial markets in Asia experienced significant turmoil. We cannot assure you that these events will not occur again in the future, and if these events do occur, our business could be harmed. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products generally and could increase our cost and reduce our supply of products available to us.

    GROWTH OF INTERNET AS MEANS OF E-COMMERCE. If the e-commerce market does not grow or grows more slowly than we expect, our business may not grow as quickly as we anticipate. A number of factors could prevent the acceptance and growth of e-commerce, including the following:

    - e-commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing,

    - increased government regulation or taxation may adversely affect the viability of e-commerce, and

    - negative publicity and consumer concern about the reliability, cost, ease of access, quality of services, capacity, performance and security of e-commerce transactions could discourage its acceptance and growth.

    E-COMMERCE STRATEGY. Our e-commerce strategy depends in part on achieving sales growth while reducing marketing costs and controlling other operating expenses. If the growth in online sales is not sufficient to offset increases in these expenses, our results of operations will be negatively affected.

    RISK OF INTERNATIONAL OPERATIONS. We have retail operations in various foreign countries, including Canada, South Korea, New Zealand and Australia, and we intend to pursue opportunities that may arise in these and other countries. Net sales in these foreign countries represented 14.3% of our net sales in fiscal 2001. We are subject to the risks inherent in conducting business across national boundaries, any one of which could negatively impact our business. These risks include:

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

    LEASE EXPIRATIONS AND TERMINATIONS. As of February 3, 2001, 91 of our stores (12.3% of all stores) were operated under leases with terms that expire in less than one year. We cannot assure you that we will be able to maintain our existing store locations as leases expire, that we will be able to locate suitable alternative sites on acceptable terms or find additional sites for new store expansion. If we fail to maintain existing store locations, locate to alternative sites or find additional sites for new store expansion, our revenues and earnings may decline.

    DEPENDENCE ON KEY PERSONNEL. Our success depends upon our ability to attract, motivate and retain key management associates for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. In the past, we have been successful in maintaining the continuity of our management team, including our executive officers, Joseph J. Firestone, our President and Chief Executive Officer, Jeffrey W. Griffiths, our Senior Vice President of Merchandising and Distribution, Seth P. Levy, our Senior Vice President and Chief Information Officer and the President of EBWORLD.COM, John
R. Panichello, our Senior Vice President and Chief Financial Officer and President of BC Sports Collectibles and EB GameWorld, James A. Smith, our Senior Vice President of Finance and Steve Morgan, our Senior Vice President of Stores. However, we cannot assure you that we will continue to be successful in attracting and retaining such personnel.

    CONTROL BY MAJORITY SHAREHOLDER. EB Nevada Inc. ("EB Nevada"), a company indirectly controlled by James Kim, his wife and certain trusts for the benefit of his children, beneficially own approximately 61.1% of the outstanding shares of common stock. Accordingly, the Kim family effectively controls Electronics Boutique. Under a credit facility we have with Fleet Capital Corporation, the Kim family is obligated to own, directly or indirectly, not less than 25% of the issued and outstanding capital stock of Electronics Boutique.

INDUSTRY OVERVIEW

    The electronic game industry is segmented into two primary product platforms: video games and PC entertainment software.

    VIDEO GAMES. Video game play requires two components, video game consoles, known as hardware, and video game titles, known as software. Video game consoles are connected to a free-standing monitor or, typically, a television set. Video game titles are small cartridges or CD-Roms that are inserted into a video game console. From 1996 to September 1999, the video game market was dominated by two manufacturers, Nintendo and Sony, each of which manufactures proprietary hardware in the form of console systems and publishes game titles that run on their console systems but cannot run on their competitors' systems. In September 1999, the Sega Dreamcast console system was introduced in the U.S, and in October of 2000, Sony introduced the PlayStation 2. Third-party publishers also produce a wide range of game titles for each of these major hardware systems. Growth in the industry has been driven by the continued improvements in systems technology, the substantial growth in the number of titles available across game categories and the emergence of well-capitalized software publishers with significant advertising budgets to support new releases.

    Total domestic retail sales of video game titles, hardware and accessories were approximately $6.3 billion in 2000, which represents a decrease of 6% from 1999. This decrease was primarily the result of delays in the shipments of the new Sony PlayStation 2 system. Up until 30 days prior to the launch, Sony was planning to have one million units available at launch and 2 million units sold by the end of the calendar year. However, Sony only delivered half of each of these amounts. In addition the Sega Dreamcast console and related software titles failed to achieve expectations in its first full year of sales and Sega announced that they were discontinuing the Dreamcast in 2001. However, as with each prior generation, the introduction of a new hardware technology has led to an increase in the installed base of game console systems. Enhanced technological features of new hardware expand gaming capabilities, encourage existing players to upgrade their hardware platforms, and simultaneously attract new video game players to purchase their first systems. Sony, even with the initial product shortage problems, is well positioned to take advantage of these opportunities in 2001.

    The PlayStation 2 represents a significant improvement in graphics performance, processing power and audio quality over the current 32/64 bit systems. Nintendo and Microsoft have also announced plans to introduce their next-generation consoles. Nintendo's Gamecube console, expected to be launched in the third quarter of 2001, will also feature significant performance enhancements over the current N64 system and will be based on CD technology as compared to the current cartridge-based technology. Microsoft's X-Box, also expected to be introduced in the third quarter of 2001, is expected to provide significant graphical improvement over current generation systems as well as internet connectivity. Finally, Nintendo has announced the launch of the Game Boy Advance for June 2001. This is the successor of the highly successful Game Boy that was first launched in 1989. The launch of four major platforms in a twelve month span is unprecedented in the history of this industry thus beginning a new expansion cycle.

    At year end 2000, the current installed base of video game hardware systems in the United States totaled 24.9 million Sony PlayStation units, 15.7 million Nintendo 64 units, 2.4 million Sega Dreamcast units, and 32 million Game Boy Color units.

    PC ENTERTAINMENT SOFTWARE. PC entertainment software is generally sold in the form of CD-Roms and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities. The domestic installed base of multimedia PCs has increased from approximately 14 million units in 1995 to approximately 50.7 million units in 2000. Domestic unit sales of PC entertainment software have increased from approximately 23 million units in 1995 to approximately 66 million units in 2000. Domestic retail sales of PC entertainment software totaled approximately $1.4 billion in 2000, an increase of approximately 5.6% over 1999. We believe that multimedia PCs priced well below $1,000 will contribute to growth in PC unit sales and broaden the appeal of home PCs as an alternative source of in-home entertainment. Worldwide, the installed base of multimedia PCs and sales of PC entertainment software has grown at a rate comparable to the rate of growth in the United States.

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

    BREADTH OF TITLE SELECTION. We offer our customers an extensive selection of video game titles and PC entertainment software at competitive prices. Our typical store offers approximately 1,350 titles at any given time from over 90 video game and PC entertainment software vendors. Most of these titles are also available on our web site. We continuously update our title selection in each store to reflect the tastes and buying patterns of the store's local market. We carry game titles, which are compatible with all major video game hardware systems and PCs. In addition to video game titles and PC entertainment software, we offer a complementary line of productivity and educational software and PC and video game accessories and peripheral products, including graphics accelerators, joysticks, memory cards, books and magazines. By offering all major video game hardware systems and providing a broad but focused assortment of electronic game software and accessories, we seek to establish our stores and web site as the destination of choice for electronic game enthusiasts.

    IMMEDIATE AVAILABILITY OF NEW RELEASES. We strive to be the first in our markets to offer new video game and PC entertainment software titles upon their release. New release titles are often preceded by substantial publicity in the form of print advertisements and reviews in publications and, increasingly, are promoted through television advertisements. This publicity tends to create high levels of demand for new releases among electronic game enthusiasts, often well in advance of release dates. This demand has afforded us an important marketing opportunity to create excitement surrounding our stores and our web site. To assure our customers immediate access to new releases, we offer our customers the opportunity to purchase video games and PC software prior to their release through the "EB Pre-Sell Program," which guarantees customers a copy of a new release immediately after its launch. We also have established the "EB Reserve List," which entitles participants on this list to be notified when a game has arrived in our stores. On average, we introduce 20 new game titles in our stores and on our web site each week.

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

We introduce an average of 10 new SKUs in our stores and on our web site each day. As a result of these inventory management initiatives, we have achieved desired in-stock positions and our inventory turns in fiscal 2001 were 4.8x. In addition, our fiscal 2001 inventory shortage was less than 0.6% as a percentage of sales.

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

    KNOWLEDGEABLE SALES ASSOCIATES. We believe that our knowledgeable sales associates provide us with an important competitive advantage over mass merchants, toy retail chains and office supply, computer product and consumer electronics superstores, all of which compete with us, but generally offer much lower levels of customer service in the electronic game category than we do. We provide all of our sales associates extensive training on video game and PC entertainment software products, system requirements and selling techniques. Many of our sales associates are also electronic game enthusiasts. We facilitate training through vendor-sponsored EB University seminars, held for store managers and field management associates, and through regularly scheduled in-store seminars conducted by our District Managers. In addition, we encourage sales associates to learn about their customers' game preferences. With this knowledge, sales associates can introduce customers to a selection of electronic games and accessories that may suit their preferences or enhance customers' overall game experience. In addition, our sales associates advise customers of pending new releases suited to the customer's expressed interests.

    VALUE PRICING AND AFFINITY PROGRAMS. In an effort to offer maximum value to our customers and discourage comparison shopping, we maintain an everyday low pricing policy and support this policy with our EB Pre-Sell and EB Reserve List affinity programs. An extensive selection of merchandise and a high level of customer service complement our "everyday low price" policy.

GROWTH STRATEGY

    DOMESTIC NEW STORE EXPANSION. We plan to expand our domestic retail operations by opening approximately 135 stores in both existing and new markets in the year ending February 2, 2002 ("fiscal 2002"). In fiscal 2001, we opened 84 net new domestic stores. Our real estate team applies standardized site-selection criteria to secure the best location for our stores when entering a new market or expanding within an existing market. We believe our store formats can operate profitably in high traffic/high rent malls as well as in lower traffic/lower rent malls, central business districts and strip shopping centers. This flexibility provides us with an extensive selection of locations for future store openings.

    EXPANSION OF ONLINE RETAILING. We believe that our core customer base maintains a strong interest in transacting purchases online, and we have gone far to surpass user expectations. As a result, growth of both audience and revenue continues to be substantial. We believe our e-commerce web site, WWW.EBGAMES.COM, has set the standard for quality in the category, in terms of both information and design, leveraging all that the Web can facilitate, in combination with Electronics Boutique's industry expertise. Online information and the ability to both pre-order and purchase are elements demanded by our highly aware audience, and as the overall gamer audience grows, so will the importance of this resource. In the future, we expect to maintain our leadership with the core audience, even as channels of distribution diversify. While online distribution of game content may increase, we believe that there continues to be a place for an aggregator of entertainment product possessing our unique understanding of this group.

    STORE PRODUCTIVITY. We constantly strive to increase the productivity of our stores by focusing on the following areas:

    - Inventory Management and Controls. We use our POS and inventory management systems, including our fully automated distribution centers, to improve our merchandise mix and in-stock positions, increase inventory turns and drive down shrinkage which, at less than 0.6% as a percentage of sales in fiscal 2001, we believe is among the lowest of mall-based retailers.

    - Managing Store Payroll. We seek to optimize store payroll expense by utilizing our POS reporting systems to assure the best possible match of sales associate floor coverage to customer traffic. In an effort to enhance our store payroll strategy, we utilize a system, known as ShopperTrak, that electronically measures store customer traffic throughout the day and provides us with an analysis of sales conversion rates by store and by sales associate. This system allows us to monitor and to improve our sales conversion rates.

    - Pre-owned Electronic Games. As a result of the proliferation of new titles and the tendency of electronic game players to seek new game challenges after mastering a particular title, a growing market for pre-owned video game titles has evolved in recent years. We offer our customers a store credit for their pre-owned video game titles. Sales of pre-owned video game titles generate higher margins than new titles and their availability in our stores tends to attract our core game enthusiast customer. We believe that a significant opportunity continues to exist to increase sales of pre-owned game titles and we have implemented a number of marketing and merchandising programs to increase our participation in the growing market for pre-owned titles.

    INTERNATIONAL OPPORTUNITIES. As of February 3, 2001, we operated 56 stores in Australia, 69 stores in Canada, nine stores in New Zealand and two stores in South Korea. In fiscal 2001, we opened 13 net new stores in Australia, nine stores in New Zealand and 15 stores in Canada. We intend to open approximately 15 stores in Australia, five stores in New Zealand, and 20 stores in Canada during fiscal 2002. We also provide management services to EB-UK which, as of February 3, 2001, operated over 300 stores in the United Kingdom, Ireland and Sweden. We believe that our current international presence will enable us to leverage our existing distribution and management infrastructure for further expansion.

RETAIL OPERATIONS

    As of February 3, 2001, we operated a total of 737 stores in 46 states, Puerto Rico, Canada, Australia, New Zealand and South Korea, primarily under the names Electronics Boutique, EB GameWorld and Stop 'N Save Software.

    STORE FORMATS. Electronics Boutique stores are specialty retail stores that offer video game hardware and game titles, PC entertainment, educational and productivity software, and video game and PC accessories. Electronics Boutique and EBX stores are located primarily in high traffic areas in regional shopping malls and generally stock over 2,000 SKUs. The typical mall-based Electronics Boutique store is approximately 1,200 square feet, but stores range in size from 425 square feet to 2,800 square feet, with retail selling space averaging approximately 90% of total square footage. We believe that our stores generate sales per square foot that are among the highest of any mall-based retailer.

    Stop 'N Save Software and EB GameWorld stores are generally larger-format stores located in urban areas, central business districts, and strip and power shopping centers. We opened our first Stop 'N Save Software store in 1995 and our first EB GameWorld store in 2000. Our merchandising strategy at these stores resembles our merchandising strategy at our Electronics Boutique stores. Stop 'N Save Software and EB GameWorld stores range in size from 1,250 to 5,000 square feet, with retail selling space averaging approximately 90% of total square footage.

    In addition, we operate 19 stores that sell sports collectibles and memorabilia under the name BC Sports Collectibles. We believe the customer base of BC Sports Collectibles shares many of the same demographic characteristics as the customer base of our Electronics Boutique stores. We believe BC Sports Collectibles stores generate higher sales volumes if they are located in metropolitan areas, which are in close proximity to cities with several professional sports franchises. We locate our BC Sports Collectibles stores in malls and strip and power shopping centers. The stores generally range in size from 1,000 to 5,000 square feet.

    EBKids is a new concept which offers an assortment of interactive and developmental toys and family-friendly, non-violent software that we believe will appeal to a younger customer, ages 2-12 years old. This new store format and product offering is designed to give parents and young children a shopping destination which is family-friendly, free of game titles that include mature content and which capitalizes on the Electronics Boutique brand name. We opened our first EBKids store in September 1999 and 17 more in fiscal 2001.

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

    STORE ECONOMICS. We believe that our store concepts offer attractive unit economics. We estimate that the average Electronics Boutique store had net sales of approximately $1.2 million in fiscal 2001. The average cost to open an Electronics Boutique store in fiscal 2001 (exclusive of inventory costs) was approximately $144,000. These costs include furniture, fixtures, leasehold improvements and equipment. Our stores have an average opening inventory of $150,000. The cost to open an international store is approximately the same in U.S. dollars as the cost to open a domestic store. Typically, our new stores have generated a positive store operating contribution within the first 12 months of operations.

    STORE OPERATIONS. Our North American store base (in the U.S., Canada, and Puerto Rico) is divided into 10 geographic regions. These regions are supervised by a Senior Vice President of Stores, 11 Regional Vice Presidents/Directors and 60 District Managers. Each District Manager is responsible for approximately 11 stores. Our stores in Australia, New Zealand and South Korea are supervised by a Managing Director, a District Manager and six Area Managers. Each of our stores has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of whom work part-time. The number of hourly sales associates fluctuates depending on our seasonal needs. Our domestic stores are open seven days per week and generally ten hours each day. We operate our international stores in a manner substantially similar to our domestic stores.

ONLINE RETAILING

    In April 1999, we established EBWorld.com as a separate e-commerce subsidiary to accelerate the growth of our Internet business. In fiscal 2001, we recorded 42.5 million visits to our web site compared to 19.6 million in fiscal 2000. In addition, revenues from our web site in fiscal 2001 were $25 million compared to revenues of $14.1 million in fiscal 2000. In February 2001, we re-branded our e-commerce web site to EBGAMES.COM.

    The Internet represents a logical extension of our traditional store-based retail business. We believe that our customers are generally more familiar with the Internet and with online retailing than are most consumers. In-store and online research confirms that our web site's detailed product reviews, game previews, new release schedules, product notification services, industry news and advanced search capabilities appeal to a significant portion of the "enthusiast" audience. Store buying power provides us with a significant advantage over online-only competitors. Experience has proven that the breadth of our store-based operations and the strength of the Electronics Boutique brand name differentiate EBGAMES.COM from other online competition. Our successes enabled us to purchase the largest "pure Internet play" competitor in the category; The Gamedealer.com brand was acquired mid-year and continues to generate sales daily. EBGAMES.COM utilizes our merchandising expertise to leverage our strong vendor relationships and provide online customers with an extensive selection of titles. Further, EBGAMES.COM leverages our distribution and order fulfillment capabilities, which have supported our direct-to-consumer catalog operations for more than 10 years.

    Our focus is on strategic relationships enabling growth, which take a variety of forms. Relationships in which we provided commerce functionality for both hardware and software vendors both broadened our reach and drove incremental sales at minimal or no cost. A partnership enabling sales of a broad range of consumer electronics products through 800.com has exceeded expectations of return. As we look ahead, we anticipate further opportunities for capitalizing on the credibility of EBGAMES.COM, and the relationships of Electronics Boutique as a whole, to drive our positioning in all forms of online game sales. We support these efforts with integrated marketing placements in Snowball (IGN.com), MSN's Internet Game Zone, and AOL.

MANAGEMENT SERVICES

    As of February 3, 2001, we provided management services for over 300 stores and department store-based concessions in the United Kingdom, Ireland and Sweden under a contract with EB-UK, a corporation organized under the laws of the United Kingdom.

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

    VIDEO GAME TITLES AND PC ENTERTAINMENT SOFTWARE. We carry over 650 video game titles (excluding pre-owned games) and over 1,000 active PC entertainment software SKUs at any given time. We purchase video game titles directly from the leading manufacturers, which include Nintendo, Sega and Sony, as well as a variety of third-party game publishers, such as Electronic Arts, THQ Inc. and Activision, Inc. We rank as one of the larger domestic customers of video game products from these publishers. We currently purchase titles from approximately 90 vendors. We market electronic games across a variety of genres, including Action, Strategy, Adventure/Role Playing, Simulation, Sports, Children's Entertainment and Family Entertainment. We maintain a broad selection of popular new-release titles, which we define as titles that have been available for no more than six weeks from the date of their release.

    VIDEO GAME HARDWARE. We offer the video game hardware systems of all major manufacturers, including Sony's PlayStation 2 and PlayStation one, Nintendo 64, Nintendo Game Boy and the Sega Dreamcast. In support of our strategy to be the destination of choice for electronic game enthusiasts, we aggressively promote the sale of video game hardware systems. We believe that this policy increases store traffic and promotes customer loyalty, leading to increased sales of video game titles, which typically have higher gross margins than video game hardware systems. We also offer extended service agreements and extensions of manufacturer warranties of the video game systems.

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

    In 2000, we implemented a highly sophisticated allocation and forecasting tool, SCORE, which was developed by Supply Chain Solutions. This is a significant enhancement over our already highly regarded previous package. SCORE provides the merchandise staff with a greater level of detail and enables us to specifically design individual store inventory mix based upon a number of criteria including history, competition, and time in transit, as examples. Previously our system was reactive and based its actions on prior sales activity. SCORE will anticipate those sales and make purchasing and allocation recommendations resulting in increased sales opportunities and savings in freight, handling, markdowns and returns.

    DISTRIBUTION. Our primary distribution center occupies approximately 93,000 square feet of our facility located in West Chester, Pennsylvania. We opened an additional 80,000 square foot distribution facility at our West Chester, Pennsylvania site in November 1999. In addition, in May 2000, we leased a 200,000 square foot distribution center in Louisville, Kentucky to support flow through operations on new releases, top selling products, and web fulfillment. Also in 2000, we expanded our international distribution support by building a 120,000 square foot facility in Canada and a 70,000 square foot facility in Australia. These facilities allow us to replenish our stores on a daily basis, thereby reducing inventory levels and increasing inventory turns, while supporting our "FIRST TO MARKET" new-release strategy. Our rapid processing capability in our distribution center is facilitated by several advanced inventory management technologies, including paperless picking and radio frequency support. Our ability to rapidly process incoming shipments of new-release titles quickly and distribute them to all of our stores either that same day or by the next morning enables us to meet peak demand. We also implemented a new Warehouse Management System, LogPro from Intrepa in 2000. This powerful tool will enable us to better plan our work and make more efficient use of carriers, thus providing improved productivity and labor and freight savings. We also believe that our distribution network provides a competitive advantage for EBGAMES.COM since our distribution and inventory management systems enable us to provide immediate delivery service to our online customers.

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

    CATALOGS. We publish eight or more full color catalogs each year, which range in size from 48 to 100 pages and feature a broad array of products. The cost of these catalogs is funded by our software, hardware and accessories vendors. The catalogs are available in our stores and are mailed to several hundred thousand households from our proprietary customer lists. The catalogs are also inserted in leading industry magazines.

    EBGAMES.COM. Online marketing is focused on partnerships with other entities, such as 800.com, PacSun.com, and Sprite.com, that combine low cost with the ability to go beyond the limitations of conventional ad placements. On an ongoing basis, we rigorously assess opportunities in media placements; positioning endemic advertising in Game-focused magazines, as well as online with Snowball (IGN.com), MSN's Internet Game Zone, and AOL.

    PRE-OWNED GAMES. Video game software has a useful life of thousands of plays. As a result of the proliferation of new titles and the tendency of electronic game players to seek new game challenges after mastering a particular title, a growing market for pre-owned video game titles has evolved. We offer our customers a store credit for their pre-owned video game titles, which can be applied towards the purchase of new or pre-owned products. We then resell the pre-owned video game titles at discount prices, but with gross profit margins higher than those for new video game titles. We believe our wide assortment of pre-owned video game titles distinguishes us from our competitors.

    OTHER MARKETING PROGRAMS. We provide our customers with a liberal return policy. Our customers can return opened software products for a full credit within ten days after purchase. We maintain an "everyday low pricing" policy.

TRAINING AND DEVELOPMENT

    We place an emphasis on training and developing our sales associates and store managers. We believe that our training and developmental programs make our sales associates and store managers more knowledgeable and enthusiastic about our product offerings, providing us with an important competitive advantage over mass merchants, toy retail chains and electronics and computer superstores. We provide training and development at the store level, through regularly scheduled seminars conducted by our District Managers, and through EB University. EB University is a vendor-sponsored, multiday seminar encompassing sales training, extensive product demonstrations and a variety of team building exercises. In October 2000, we hosted our EB University seminar in Orlando, Florida, where substantially all of our store and field managers were present. This event was attended by 126 vendors, displaying and demonstrating their latest product offerings.

MANAGEMENT INFORMATION SYSTEMS.

    Our primary management information system is a customized version of the AS400-based JDA Merchandise Management System. We have made proprietary enhancements to this program, which enable us to analyze total, comparative and new store sales and inventory data at the company, region, district, and store levels.

    Additional revisions to the program have enhanced analysis of top selling items, new-release sales and gross margin item rankings. We operate our own proprietary store POS and back office systems and believe this provides a strategic advantage by allowing us to make fast enhancements to meet business opportunities. We have integrated the ShopperTrak customer counting technology into our POS and our AS400 system. This combination of technology provides centralized access to store traffic and sales conversion information by store and hour at our store locations.

    In fiscal 2001, we enhanced our capabilities for replenishment and inventory needs forecasting, with the implementation of SCORE and for warehouse inventory management through Logistics Pro. These new systems allow us to keep our stores in stock at optimum levels, and move inventory as efficiently as possible.

    We spent $3.5 million for information system improvements in fiscal 2001. We have budgeted $1.5 million for fiscal 2002 for additional improvements.

VENDORS

    With the exception of certain personal productivity software titles and accessories, we purchase substantially all of our products directly from manufacturers and software publishers. Our top 25 vendors accounted for approximately 79% of our purchases in fiscal 2001. Our largest vendors in fiscal 2001 were Sony, Electronics Arts, Nintendo and Sega, which accounted for 12.5%, 9.9%, 9.3% and 7.1%, respectively, of our net purchases. No other vendor accounted for more than 5.0% of our software or accessory purchases during fiscal 2001. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We have no contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that we have very good relations with the vendor community.

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

TRADEMARKS/REGISTRATIONS

    We possess registered trademarks for Electronics Boutique(TM), EBX(TM) and Stop 'N Save Software(TM). We also possess trademarks for BC Sports Collectibles(TM) and EBWORLD.COM(TM) as well as other registered trademarks and service marks, both in the United States and in certain foreign jurisdictions. We have trademarks pending for EB Kids, EB GameWorld and EBGAMES.COM.

    We believe our trademarks are valuable and intend to maintain our trademarks and their related registrations. We do not know of any pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no patents, licenses, franchises or other concessions which are considered material to our operations.

ASSOCIATES

    As of February 3, 2001, we had approximately 5,000 non-seasonal associates, of which approximately 2,700 were employed on a part-time basis. In addition, during the calendar 2000 peak holiday shopping season, we hired approximately 960 temporary associates. We believe that our relationship with our associates is good. None of our associates is represented by a labor union or is a member of a collective bargaining unit.

ITEM 1A.   EXECUTIVE OFFICERS OF ELECTRONICS BOUTIQUE

    The following table sets forth certain information regarding the executive officers of Electronics Boutique:


      Name               Age        Position
      ----               ---        --------
Joseph J. Firestone      69         President, Chief Executive Officer and Director

Jeffrey W. Griffiths     50         Senior Vice President of Merchandising and Distribution

John R. Panichello       39         Senior Vice President and Chief Financial
                                       Officer; President, BC Sports Collectibles

Seth P. Levy             43         Senior Vice President and Chief Information
                                       Officer; President, EBWorld.com

James A. Smith           45         Senior Vice President of Finance

Steve Morgan             49         Senior Vice President of  Stores

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

    Jeffrey W. Griffiths. Mr. Griffiths has served as Electronics Boutique's Senior Vice President of Merchandising and Distribution since March 1998. Mr. Griffiths served as the Senior Vice President of Merchandising and Distribution of EB since March 1996. From March 1987 to February 1996, Mr. Griffiths served as EB's Vice President of Merchandising and, from April 1984 to February 1987, he served as the Merchandise Manager of EB. Mr. Griffiths serves on the board of the Interactive Entertainment Merchants Association.

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

    James A. Smith, Mr. Smith has served as Senior Vice President of Finance of Electronics Boutique since August 2000. Mr. Smith has served as Electronics Boutique's Vice President Finance from May 1998 to August 2000, as Vice President and Controller from March 1996 to May 1998, and as Controller from November 1993 to March 1996.

    Steve Morgan, Mr. Morgan joined Electronics Boutique in January 2001 as Senior Vice President of Stores. From May 1998 to January 2001, Mr. Morgan served as President and CEO of Millenium Futures, Inc.. a commodity trading company. From July 1996 to May 1998, he served as Senior Vice President, Director of Stores at Filene's Department Stores. From May 1988 to July 1996, he served as Regional Vice President at Filene's Department Stores.

ITEM 2.  PROPERTIES

STORE LEASES. All of Electronics Boutique's stores are leased. The table below sets forth, as of February 3, 2001, the number of our store leases that will expire each year (assuming the lease is not terminated by either party prior to the expiration of the term).


                                                NUMBER OF LEASES
FISCAL YEAR IN
WHICH LEASES EXPIRE                       DOMESTIC             INTERNATIONAL
-------------------                       --------             -------------
2002................................        81                      10
2003................................        50                      13
2004................................        45                      15
2005................................        27                      30
2006................................        36                      15
2007................................        41                      11
2008................................        67                       1
2009................................        85                      12
2010................................        87                      14
2011                                        81                      15
2012 and thereafter                          1                       -
                                         -----                    ----
                                           601                     136

    HEADQUARTERS. Electronics Boutique's headquarters and primary distribution center are located in a single 140,000 square foot building on several acres in West Chester, Pennsylvania.

    DISTRIBUTION CENTERS. In addition to our West Chester, Pennsylvania distribution center, we own an 80,000 square foot distribution facility adjacent to this property which was opened in November 1999. In May 2000, we leased a 200,000 square foot building in Louisville, Kentucky, which supports our flow through operations on new releases and top-selling products. The lease expires in May 2005. We also lease a 52,000 spare foot building in Louisville, Kentucky, which has a lease expiring in March 2004.

    INTERNATIONAL. In Brampton, Ontario, Canada, we own a 120,000 square foot distribution and office facility, which opened in August 2000. In Pinkenba, Queensland, Australia, we own a 70,000 square foot distribution and office facility, which opened in September 2000.

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


                                 Fiscal 2000          Fiscal 2001
                                 -----------          -----------
                               Low       High        Low       High
                               ---       ----        ---       ----
First fiscal quarter      $   12.13  $   19.88  $   14.06  $   19.75
Second fiscal quarter         13.50      18.38      13.13      19.88
Third fiscal quarter          16.63      26.31      18.25      24.38
Fourth fiscal quarter         14.00      25.38      14.88      20.63

    Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

    As of April 19, 2001, the Company had approximately 36 shareholders of record (including Cede & Co., the nominee for Depository Trust Company, a registered clearing agency) of the 22,368,040 outstanding shares of the Company's Common Stock. On April 19, 2001, the last reported sale price for the Company's common stock as quoted by NASDAQ was $23.30 per share.

    Electronics Boutique has not paid any dividends on its common stock to date and does not anticipate paying any dividends on the common stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

    The following table sets forth for the periods indicated selected financial data for Electronics Boutique for periods subsequent to its initial public offering on July 28, 1998. Prior periods reflect financial data of Electronics Boutique's predecessors, The Electronics Boutique, Inc. ("EB") and subsidiaries and EB Services Company LLP. The selected income statement and balance sheet items, which follow, have been derived from Electronics Boutique's consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The pro forma data, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein including the matters referred to in footnotes 3 and 4 on page 18.


                                                           (in thousands, except per share data and operating data)
                                                                                YEAR ENDED
                                                  -------------------------------------------------------------------------
                                                  FEBRUARY 1,    JANUARY 31,     JANUARY 30,     JANUARY 29,     FEBRUARY 3,
                                                    1997            1998            1999            2000            2001
                                                  ---------       ---------       ---------       ---------       ---------
STATEMENT OF INCOME DATA:
Net sales                                         $ 337,059       $ 449,180       $ 571,042       $ 725,522       $ 766,335
Management fees                                       2,526           4,792           3,405           4,873           4,425
                                                  ---------       ---------       ---------       ---------       ---------
Total revenues                                      339,585         453,972         574,447         730,395         770,760
Cost of goods sold                                  252,813         338,498         432,272         548,172         590,423
                                                  ---------       ---------       ---------       ---------       ---------
Gross profit                                         86,772         115,474         142,175         182,223         180,337
Operating expenses                                   69,828          87,003          99,972         133,534         144,466
Depreciation and amortization                         6,615           7,997           9,775          12,278          15,855
                                                  ---------       ---------       ---------       ---------       ---------
Income from operations                               10,329          20,474          32,428          36,411          20,016
Equity in earnings (loss) of affiliates                (573)          2,903            (161)             --              --
Other Income                                             --              --              --              --           1,550
Interest (income) expense, net                        1,298           1,380             289          (1,427)         (3,096)
Preacquisition loss of subsidiaries (1)                  --             913              --              --              --
                                                  ---------       ---------       ---------       ---------       ---------
Income before income tax expense                      8,458          22,910          31,978          37,838          24,662
Income tax expense(2)                                   550             846          11,693          15,008           9,791
                                                  ---------       ---------       ---------       ---------       ---------
Net income                                        $   7,908       $  22,064       $  20,285       $  22,830       $  14,871
                                                  =========       =========       =========       =========       =========


Net income per share - basic                                                                      $    1.11       $    0.67
                                                                                                  =========       =========
Weighted average shares outstanding- basic                                                           20,559          22,254
                                                                                                  =========       =========
Net income per share - diluted                                                                    $    1.10       $    0.66
                                                                                                  =========       =========
Weighted average shares outstanding - diluted                                                        20,762          22,466
                                                                                                  =========       =========

PRO FORMA INCOME DATA:
Income before income taxes                        $   8,458       $  22,910       $  31,978
Pro forma income taxes(3)                             3,514           9,415          11,866
                                                  ---------       ---------       ---------
Pro forma net income(3)                           $   4,944       $  13,495       $  20,112
                                                  =========       =========       =========
Pro forma net income per share - basic            $    0.31       $    0.85       $    1.12
                                                  =========       =========       =========
Pro forma weighted average shares
outstanding - basic(4)                               15,794          15,794          18,030
                                                  =========       =========       =========
Pro forma net income per share - diluted          $    0.31       $    0.85       $    1.11
                                                  =========       =========       =========
Pro forma weighted average shares
outstanding - diluted (4)                            15,794          15,794          18,084
                                                  =========       =========       =========

OPERATING DATA:(5)
Stores open at end of period                            360             452             528             619             737
Comparable store sales increase(6)                     20.8%           15.3%           14.1%           11.6%           (4.5%)


                                                                                AS OF
                                                  -------------------------------------------------------------------------
                                                  FEBRUARY 1,    JANUARY 31,     JANUARY 30,     JANUARY 29,     FEBRUARY 3,
                                                    1997            1998            1999            2000            2001
                                                  ---------       ---------       ---------       ---------       ---------
BALANCE SHEET DATA:
Working capital (deficit)                         $   9,893       $ (17,728)      $  (3,091)      $  42,567       $  30,133
Total assets                                        139,244         142,791         172,047         275,513         267,239
Total liabilities                                   118,887         114,392         123,205         159,026         136,019
Stockholders' equity                                 20,357          28,399          48,842         116,487         131,220

----------
(1) The results of operations of two subsidiaries, Electronics Boutique International, Inc. and Electronics Boutique Canada, Inc. have been consolidated since the beginning of the year ended January 31, 1998. Preacquisition loss of subsidiaries represents losses in Electronics Boutique International, Inc. and Electronics Boutique Canada, Inc. prior to their acquisition by Electronics Boutique.

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

(6) Comparable store sales are based on stores in operation for over one year. Comparable store sales results for fiscal 2001 represents the 52 week period ending January 27, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We believe that we are among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of February 3, 2001, we operated a total of 737 stores in 46 states, Puerto Rico, Canada, New Zealand, Australia and South Korea, primarily under the names Electronics Boutique, EB GameWorld and Stop 'N Save Software. In addition, we operated a commercial web site under the URL address of EBGAMES.COM. As of such date, we also provided management services for EB-UK, which operated over 300 stores and department store-based concessions in the United Kingdom, Sweden and Ireland. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

    The fiscal year of Electronics Boutique ends on the Saturday nearest January
31. Accordingly the financial statements for the years ended January 30, 1999 ("fiscal 1999") and January 29, 2000 ("fiscal 2000") each include 52 weeks of operations and the year ending February 3, 2001 ("fiscal 2001") includes 53 weeks of operations.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                            YEAR ENDED
                                -----------------------------------
                                JANUARY 30, JANUARY 29, FEBRUARY 3,
                                    1999        2000        2001
                                  --------     -------    --------
Net sales                            99.4%       99.3%        99.4%
Management fees                       0.6         0.7          0.6
                                 ---------   ---------   ----------
Total revenues                      100.0       100.0        100.0
Cost of goods sold                   75.3        75.0         76.6
                                 --------    --------    ---------
Gross profit                         24.7        25.0         23.4
Operating expenses                   17.4        18.3         18.7
Depreciation and amortization         1.7         1.7          2.1
                                 ---------   ---------   ----------
Income from operations                5.6         5.0          2.6
Other income                            -           -          0.2
Interest expense (income), net        0.1        (0.2)        (0.4)
                                 ---------   ----------  -----------
Income before income tax expense      5.5         5.2          3.2
Income tax expense                    2.0         2.1          1.3
                                 ---------   ---------   ----------
Net income                            3.5%        3.1%         1.9%
                                 =========   =========   ==========


FISCAL 2001 COMPARED TO FISCAL 2000

    Net sales (including shipping and handling fees) increased by 5.6% from $725.5 million in fiscal 2000 to $766.3 million in fiscal 2001. The increase in net sales was primarily attributable to the additional sales volume from 118 net new stores opened during fiscal 2001 and that fiscal 2001 included 53 weeks of net sales compared to 52 weeks in fiscal 2000. Offsetting the increase was a decrease in comparable stores sales of 4.5% for the 52 week period ending January 27, 2001. Comparable store sales were negatively impacted primarily by declines in sales of PlayStation one software, Pokemon related toys and trading cards, and PC education and productivity software, which was partially offset by increases in new generation video game hardware and software for the Sega Dreamcast and PlayStation 2 and GameBoy software.

    Management fees decreased 9.2% from $4.9 million in fiscal 2000 to $4.4 million in fiscal 2001. The decrease was primarily attributable to no performance bonus being earned in fiscal

2001 under a consulting agreement with Border's Group, Inc. whereas $791,000 was recorded in fiscal 2000. In addition, lower fees were earned in fiscal 2001 under this agreement as fewer stores were managed in the last year of this agreement. As of February 3, 2001 the contract expired as the remaining store leases ended in January 2001. Offsetting these decreases were additional management fees earned from Electronics Boutique plc. in fiscal 2001 of $516,000 due to increased sales.

    Cost of goods sold increased by 7.7% from $548.2 million in fiscal 2000 to $590.4 million in fiscal 2001. As a percentage of net sales, cost of goods sold increased from 75.6% in fiscal 2000 to 77.0% in fiscal 2001. The increase in cost of goods sold, as a percentage of net sales was primarily attributable to several factors such as an increase in low margin video hardware sales, particularly Sega Dreamcast and Sony PlayStation 2, a decrease in sales of high margin Pokemon related toys and trading cards, and a decrease in the gross margin on video game software. In addition, freight expense as a percentage of net sales increased due to the higher cost of shipping large quantities of video game hardware than in the prior year and the expediting of strong selling goods to stores to achieve maximum sell-through.

    Selling, general and administrative expense increased 8.2% from $133.5 million in fiscal 2000 to $144.5 million in fiscal 2001. As a percentage of total revenues, selling, general and administrative expense increased from 18.3% in fiscal 2000 to 18.7% in fiscal 2001. The $10.9 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international stores base and the associated increases in store, distribution, and headquarter expenses, which was partially offset by an increase in promotional and marketing reimbursements. The increase in selling, general, and administrative expense as a percentage of total revenues was primarily attributable to the increase in operating expenses for the factors noted above and the decline in comparable store sales, partially offset by an increase in overall net sales due to the additional new stores.

Depreciation and amortization expense increased by 29.1% from $12.3 million in fiscal 2000 to $15.9 million in fiscal 2001. The increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings, remodeling of existing stores, and leasehold improvements, furniture and fixtures, and computer software at corporate headquarters. In addition, in fiscal 2001 Electronics Boutique purchased its corporate headquarters and distribution facility in West Chester, Pennsylvania, relocated to a larger distribution facility in Louisville, Kentucky, and built new distribution and office facilities in Australia and Canada.

    Operating income decreased by 45.0% from $36.4 million in fiscal 2000 to $20.0 million in fiscal 2001. As a percentage of total revenues, operating income decreased from 5.0% in fiscal 2000 to 2.6% in fiscal 2001, due to the increases in cost of goods sold and selling, general and administrative expense as a percentage of total revenues.

    Other income of $1.6 million was recorded in fiscal 2001. This income was the result of a termination fee on the acquisition of Funco, Inc. of $3.5 million, net of associated expenses of $1.9 million.

    Interest income, net, increased by 117% from $1.4 million in fiscal 2000 to $3.1 million in fiscal 2001. The increase was primarily due to income earned on short-term investments of the proceeds from our secondary offering completed in November 1999.

    As a result of all the above factors, Electronics Boutique's income before income taxes decreased by 34.8% from $37.8 million in fiscal 2000 to $24.7 million in fiscal 2001.

    Income tax expense decreased by 34.8% from $15.0 million in fiscal 2000 to $9.8 million in fiscal 2001. As a percentage of pre-tax income, income tax expense remained at 39.7% in both fiscal 2001 and fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

    Net sales increased by 27.1% from $571.0 million in fiscal 1999 to $725.5 million in fiscal 2000. The increase in net sales was primarily attributable to an 11.6% increase in comparable store sales, which resulted in a $65.1 million increase in net sales, and the additional sales volume attributable to 91 net new stores opened during fiscal 2000. Comparable store sales were positively impacted primarily by the release of the Sega Dreamcast console system in the third fiscal quarter, which was supported by a strong supply of software titles through the end of the fiscal year. In addition, throughout the year there was a strong demand for Nintendo Game Boy software and hardware as well as toy categories including software-related action figures and Pokemon trading cards.

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

    Cost of goods sold increased by 26.8% from $432.3 million in fiscal 1999 to $548.2 million in fiscal 2000. As a percentage of net sales, cost of goods sold decreased from 75.7% in fiscal 1999 to 75.6% in fiscal 2000. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to increases in sales of Nintendo Game Boy software and hardware, Pokemon trading cards toys and software-related action figures that carry higher overall margins than the console video game category.

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

    The following table sets forth certain unaudited quarterly income statement information for fiscal 2000 and fiscal 2001. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.


                  (in thousands, except for number of stores)
                                       Fiscal 2000                                     Fiscal 2001
                      -------------------------------------------     --------------------------------------------
                        1st        2nd           3rd        4th         1st         2nd           3rd        4th
                      QUARTER    QUARTER       QUARTER    QUARTER     QUARTER     QUARTER       QUARTER    QUARTER
                      -------    -------       -------    -------     -------     -------       -------    -------
Total revenues       $ 123,845   $ 113,272   $ 177,751   $ 315,526   $ 151,479   $ 126,128    $ 159,166   $ 333,987
Gross profit            33,167      30,756      41,430      76,870      38,592      31,658       36,936      73,152
Operating income         4,435         941       6,291      24,744       2,938      (5,633)       1,950      20,761
Net Income               2,873         549       3,864      15,545       2,404      (2,006)       1,394      13,080

Earnings per share
     - Basic              0.14        0.03        0.19        0.72        0.11       (0.09)        0.06        0.59
     - Diluted            0.14        0.03        0.19        0.71        0.11       (0.09)        0.06        0.58

Stores open at
quarter end                550         564         595         619         628         645          694         737

    A gain of $1.6 million resulting from the termination fee on the acquisition of Funco, Inc. was recorded in other income in the second quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Electronics Boutique has historically financed operations through a combination of cash generated from operations and bank debt. On November 23, 1999, Electronics Boutique completed a secondary offering of 3,500,000 shares of common stock. Of the 3,500,000 shares sold, 2,000,000 shares were for the account of Electronics Boutique and 1,500,000 shares were for the account of EB Nevada, Inc., a selling shareholder. The transaction resulted in net proceeds (after offering expenses) to Electronics Boutique of approximately $40.0 million.

    Electronics Boutique generated $0.8 million in cash from operations in fiscal 2001 and $37.5 million in fiscal 2000. The $0.8 million of cash generated from operations in fiscal 2001 was primarily the result of $14.9 million of net income, $16.2 million of non-cash charges to net income, a $3.6 million decrease in accounts receivable, and an increase of $1.3 million in accrued expenses and deferred rent, partially offset by a $19.5 million decrease in accounts payable, a $10.8 million increase in merchandise inventories, a $4.5 million decrease in taxes payable, and a $0.6 million increase in prepaid expenses. The $37.5 million of cash generated from operations in fiscal 2000 was primarily the result of $22.8 million of net income, $12.6 million of non-cash charges to net income, an $8.9 million increase in accounts payable net of an increase in merchandise inventories, a $1.7 million increase in accrued expenses, and a $0.4 million decrease in deferred taxes, partially offset by a $5.3 million increase in receivables, and a $3.5 million increase in prepaid expenses. Electronics Boutique's working capital decreased from $42.6 million at January 29, 2000 to $30.1 million at February 3, 2001.

    Electronics Boutique made capital expenditures of $44.8 million in the fiscal 2001, primarily to open new stores, to remodel existing stores, to purchase our corporate headquarters and distribution center in West Chester, Pennsylvania, to build new distribution and office centers in Canada and Australia, and to purchase and install new software to enhance inventory management and allocation We made capital expenditures of $31.8 million in the fiscal 2000, primarily to open new stores, to remodel existing stores, to build a new distribution center in West Chester, Pennsylvania, for leasehold improvements at Electronics Boutique's headquarters and primary distribution center, and for equipment and leasehold improvements at a new customer service facility in Las Vegas, Nevada to support our Internet and catalog sales operations.

    On March 16, 1998, EB entered into a credit agreement with Fleet, pursuant to which Fleet agreed to make available an asset based revolving credit and term loan facility in an amount up to $50.0 million. The revolving credit facility was assigned to Electronics Boutique by EB. The revolving credit facility was renewed for a one-year term expiring on March 16, 2002. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or Fleet's base rate of interest, at Electronics Boutique's option. The revolving credit facility is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. As of February 3, 2001, we had no outstanding borrowings under the revolving credit facility.

    Electronics Boutique believes that cash generated from its operating activities and available bank borrowings will be sufficient to fund its operations and store expansion programs for the next fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS 137 and SFAS 138. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As required under SFAS 137, Electronics Boutique will adopt SFAS 133 as amended in fiscal year 2002. The adoption of this standard will not materially impact Electronics Boutique's results of operations, financial condition or long-term liquidity.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Electronics Boutique invests cash balances in excess of operating requirements in short-term investment grade securities, generally with maturities of 90 days or less. In addition, Electronics Boutique's revolving credit facility provides for borrowings which bear interest at variable rates based on either the bank's base rate or LIBOR plus 250 basis points. Electronics Boutique had no borrowings outstanding pursuant to the revolving credit facility as of February 3, 2001. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.

    Electronics Boutique has retail operations in various foreign countries including Canada, Australia, New Zealand and Korea. Electronics Boutique is subject to currency exchange rate and currency devaluation risks due to these operations. Since approximately 86% of Electronics Boutique's net sales are domestic, Electronics Boutique does not believe that currency exchange rate fluctuations would have a material adverse effect on Electronics Boutique's results of operations and financial condition. As of February 3, 2001, Electronics Boutique has forward contracts to sell Canadian Dollars for United States Dollars totaling $4,400,000, with a fair value of approximately $34,000, expiring in December 2001. We intend to monitor our exposure to these risks and reevaluate our hedging strategies as appropriate.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                              FINANCIAL STATEMENTS

                                                                        PAGE

Independent Auditors' Report                                              25
Consolidated Balance Sheets                                               26
Consolidated Statements of Income                                         27
Consolidated Statements of Stockholders' Equity                           28
Consolidated Statements of Cash Flows                                     29
Notes to Consolidated Financial Statements                                30



                          FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts                           40

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Electronics Boutique Holdings Corp.:

We have audited the accompanying consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of January 29, 2000 and February 3, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended February 3, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronics Boutique Holdings Corp. and subsidiaries as of January 29, 2000 and February 3, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


/s/  KPMG LLP


Philadelphia, PA
March 15, 2001

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      JANUARY 29,         FEBRUARY 3,
Assets                                                                                   2000                 2001
                                                                                     ----------------    -------------

Current assets:
       Cash and cash equivalents                                                      $    88,356,091    $ 45,111,445
       Accounts receivable:
            Trade and vendors                                                               9,187,991       7,905,650
            Other                                                                           2,630,622         257,176
       Merchandise inventories                                                             90,550,508     100,185,374
       Deferred tax asset (note 11)                                                         3,691,000       4,460,780
       Prepaid expenses                                                                     4,524,233       5,069,802
                                                                                         ------------    ------------
Total current assets                                                                      198,940,445     162,990,227
                                                                                         ------------    ------------

Property and equipment:
       Building & leasehold improvements                                                   59,816,209      76,709,776
       Fixtures and equipment                                                              45,391,518      59,916,886
       Land                                                                                   908,000       5,418,727
       Construction in progress                                                             2,446,460       4,752,103
                                                                                         ------------    ------------
                                                                                          108,562,187     146,797,492
       Less accumulated depreciation and amortization                                      45,566,262      55,629,616
                                                                                         ------------    ------------
Net property and equipment                                                                 62,995,925      91,167,876

Goodwill and other intangible assets, net of accumulated amortization
       of $877,968 and $1,242,890 as of January 29, 2000 and February 3, 2001               1,503,387       1,243,465
Deferred tax asset (note 11)                                                                8,505,732       8,676,258
Other assets                                                                                3,567,388       3,160,714
                                                                                         ------------    ------------
Total assets (note 4)                                                                    $275,512,877    $267,238,540
                                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt (note 4 )                                       $      8,353    $       --
       Accounts payable                                                                   122,822,260     102,381,151
       Accrued expenses (note 3 )                                                          23,437,268      23,984,891
       Income taxes payable                                                                10,105,424       6,491,397
                                                                                         ------------    ------------
Total current liabilities                                                                 156,373,305     132,857,439
                                                                                         ------------    ------------

Long-term liabilities:
       Deferred rent                                                                        2,653,103       3,161,205
                                                                                         ------------    ------------
Total liabilities                                                                         159,026,408     136,018,644
                                                                                         ------------    ------------

Commitments (note 2 )

Stockholders' equity (notes 8 and 10)
       Preferred stock - authorized 25,000,000 shares; $.01 par value;
             no shares issued and outstanding at January 29, 2000 and February 3, 2001           --              --
       Common stock - authorized 100,000,000 shares; $.01 par value;
            22,221,114 and 22,304,722 shares issued and outstanding
            at January 29, 2000 and February 3, 2001, respectively                            222,211         223,047
       Additional paid-in capital                                                          75,888,405      77,060,816
       Accumulated other comprehensive expense                                               (240,726)     (1,551,809)
       Retained earnings                                                                   40,616,579      55,487,842
                                                                                         ------------    ------------

Total stockholders' equity                                                                116,486,469     131,219,896
                                                                                         ------------    ------------

Total liabilities and stockholders' equity                                               $275,512,877    $267,238,540
                                                                                         ============    ============

See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                  YEARS ENDED
                                                                                -----------------------------------------------
                                                                                JANUARY 30,      JANUARY 29,       FEBRUARY 3,
                                                                                    1999             2000            2001
                                                                                -----------      -------------    -------------

Net sales                                                                       $ 571,042,390    $ 725,521,536    $ 766,334,631
Management fees (notes 5 and 6)                                                     3,404,862        4,872,822        4,425,097
                                                                                -------------    -------------    -------------
Total revenues                                                                  $ 574,447,252    $ 730,394,358      770,759,728
                                                                                -------------    -------------    -------------

Costs and expenses:
      Costs of merchandise sold, including freight                                432,272,101      548,172,011      590,422,747
      Selling, general and administrative (notes 5 and 6 )                         99,972,451      133,533,992      144,466,060
      Depreciation and amortization (notes 5 and 7 )                                9,774,388       12,277,797       15,855,374
                                                                                -------------    -------------    -------------

Operating income                                                                   32,428,312       36,410,558       20,015,547
Equity in loss of affiliate (note 5)                                                 (160,575)            --               --
Other income                                                                             --               --          1,550,032
Interest expense (income), net of interest income of $829,631, $1,590,270 and
      $3,149,077 in fiscal years 1999, 2000 and 2001, respectively                    289,188       (1,427,603)      (3,096,550)
                                                                                -------------    -------------    -------------

Income before income taxes                                                         31,978,549       37,838,161       24,662,129
Income tax expense (note 11)                                                       11,693,270       15,007,773        9,790,866
                                                                                -------------    -------------    -------------

Net income                                                                      $  20,285,279    $  22,830,388    $  14,871,263
                                                                                =============    =============    =============

Net income per share - basic                                                                     $        1.11    $        0.67
                                                                                                 =============    =============

Weighted average shares outstanding - basic                                                         20,559,100       22,253,816
                                                                                                 =============    =============

Net income per share - diluted                                                                   $        1.10    $        0.66
                                                                                                 =============    =============

Weighted average shares outstanding - diluted                                                       20,762,249       22,466,030
                                                                                                 =============    =============

PRO FORMA DATA (UNAUDITED) (NOTE 7):

Income before income taxes                                                      $  31,978,549
Pro forma income taxes                                                             11,866,084
                                                                                -------------

Pro forma net income                                                            $  20,112,465
                                                                                =============

Pro forma net income per share - basic                                          $        1.12
                                                                                =============

Pro forma weighted average shares outstanding - basic                              18,029,777
                                                                                =============

Pro forma net income per share - diluted                                        $        1.11
                                                                                =============

Pro forma weighted average shares outstanding - diluted                            18,084,109
                                                                                =============


See accompanying notes to consolidated financial statements.

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        CLASS A           CLASS B
                                              PREFERRED STOCK         COMMON STOCK     COMMON STOCK              COMMON STOCK
                                           ----------------------    --------------   ---------------      ------------------------
                                           SHARES          AMOUNT    SHARES  AMOUNT   SHARES   AMOUNT      SHARES            AMOUNT
                                           ------          ------    ------  ------   ------   ------      ------            ------
Balance, Jan. 31, 1998                        --              --      1,900    190    21,000    2,100           --             --

Effects of reorganization (note 1)            --              --     (1,900)  (190)  (21,000)  (2,100)    20,169,200        201,692
Comprehensive income:
  Net income                                  --              --       --     --        --       --             --             --
  Foreign currency translation                --              --       --     --        --       --             --             --

Total comprehensive income


 Distributions                                --              --       --     --        --       --             --             --
                                           --------     ----------    -----   ----   -------   ------   ------------   ------------
Balance Jan. 30, 1999                         --              --       --     --        --       --       20,169,200        201,692
                                           ========     ==========    =====   ====   =======   ======   ============   ============

Comprehensive income:
  Net income                                  --              --       --     --        --       --             --             --
  Foreign currency translation                --              --       --     --        --       --             --             --

Total comprehensive income

  Issuance of common stock (note 8)           --              --       --     --        --       --        2,000,000         20,000
  Exercise of stock options                   --              --       --     --        --       --           51,914            519
  Tax benefit from stock options
    exercised and other equity
    transactions                              --                              --        --       --             --             --
                                           --------     ----------    -----   ----   -------   ------   ------------   ------------
Balance Jan. 29, 2000                         --        $     --       --    $--     $  --       --       22,221,114   $    222,211
                                           ========     ==========    =====  =====   =======   ======   ============   ============

Comprehensive income:
  Net income                                  --              --       --     --        --       --             --             --
  Foreign currency translation                --              --       --     --        --       --             --             --

Total comprehensive income


  Issuance of common stock                    --              --       --     --        --       --           22,179            222
  Exercise of stock options                   --              --       --     --        --       --           61,429            614
                                           --------     ----------    -----  -----   -------   ------   ------------   ------------
Balance Feb. 3, 2001                          --        $     --      $--      --    $  --       --       22,304,722   $    223,047
                                           ========     ==========    =====  =====   =======   ======   ============   ============


                                            PARTNERS'               ACCUMULATED
                                          CAPITAL OF EB ADDITIONAL     OTHER                            TOTAL
                                            SERVICES     PAID-IN    COMPREHENSIVE     RETAINED       STOCKHOLDERS'
                                           COMPANY LLP   CAPITAL       INCOME         EARNINGS          EQUITY
                                           -----------   -------       ------         --------          ------
Balance, Jan. 31, 1998                       1,000      7,584,365     (1,023,493)     21,834,364      28,398,526

Effects of reorganization (note 1)          (1,000)    23,957,063           --        (3,813,796)     20,341,669
Comprehensive income:
  Net income                                  --             --             --        20,285,279      20,285,279
  Foreign currency translation                --             --          336,573            --           336,573
                                                                                                    ------------
Total comprehensive income                                                                            20,621,852
                                                                                                    ============

 Distributions                                --             --             --       (20,519,656)    (20,519,656)
                                            ------   ------------   ------------    ------------    ------------
Balance Jan. 30, 1999                         --       31,541,428       (686,920)     17,786,191      48,842,391
                                            ======   ============   ============    ============    ============

Comprehensive income:
  Net income                                  --             --             --        22,830,388      22,830,388
  Foreign currency translation                --             --          446,194            --           446,194
                                                                                                    ------------
Total comprehensive income                                                                            23,276,582
                                                                                                    ============
  Issuance of common stock (note 8)           --       40,027,700           --              --        40,047,700
  Exercise of stock options                   --          726,277           --              --           726,796
  Tax benefit from stock options
    exercised and other equity
    transactions                              --        3,593,000           --              --         3,593,000
                                            ------   ------------   ------------    ------------    ------------
Balance Jan. 29, 2000                       $ --     $ 75,888,405   $   (240,726)   $ 40,616,579    $116,486,469
                                            ======   ============   ============    ============    ============

Comprehensive income:
  Net income                                  --             --             --        14,871,263      14,871,263
  Foreign currency translation                --             --       (1,311,083)           --        (1,311,083)
                                                                                                    ------------
Total comprehensive income                                                                            13,560,180
                                                                                                    ============

  Issuance of common stock                    --          311,845           --              --           312,067
  Exercise of stock options                   --          860,566           --              --           861,180
                                            ------   ------------   ------------    ------------    ------------
Balance Feb. 3, 2001                        $ --     $ 77,060,816   $ (1,551,809)   $ 55,487,842    $131,219,896
                                            ======   ============   ============    ============    ============

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 YEARS ENDED
                                                                                ---------------------------------------------
                                                                                  JANUARY 30,    JANUARY 29,      FEBRUARY 3,
                                                                                     1999            2000             2001
                                                                                -------------    ------------    ------------
Cash flows from operating activities:
      Net income                                                                 $ 20,285,279    $ 22,830,388    $ 14,871,263
      Adjustments to reconcile net income to cash provided by
           operating activities:
                Depreciation of property and equipment                              9,375,766      11,882,789      15,490,452
                Amortization of other assets                                          398,622         395,008         364,922
                Loss on disposal of property and equipment                            292,623         352,231         392,364
                Equity in loss of affiliates                                          160,575            --              --
                Changes in assets and liabilities:
                     Decrease (increase) in:
                          Accounts receivable                                        (828,692)     (6,258,628)      3,578,766
                          Due from affiliates                                       1,906,739         987,909            --
                          Merchandise inventories                                 (12,309,661)    (24,526,184)    (10,779,526)
                          Prepaid expenses                                          1,882,619      (3,532,696)       (615,049)
                          Deferred taxes                                                 --           413,008        (994,525)
                          Other long-term assets                                   (1,247,378)       (340,971)        239,996
                     (Decrease) increase in:
                          Accounts payable                                          4,993,290      33,463,199     (19,534,654)
                          Accrued expenses                                          7,071,901       1,715,425         733,847
                          Due to affiliate                                         (9,453,597)           --              --
                          Income taxes payable                                      8,168,826         (49,424)     (3,470,608)
                          Deferred rent                                                79,647         150,662         516,264
                                                                                 ------------    ------------    ------------
Net cash provided by operating activities                                          30,776,559      37,482,716         793,512
                                                                                 ------------    ------------    ------------
Cash flows used in investing activities:
      Purchases of property and equipment                                         (19,573,171)    (31,756,803)    (44,816,664)
      Proceeds from disposition of assets                                             132,592           5,323          92,748
                                                                                 ------------    ------------    ------------
Net cash used in investing activities                                             (19,440,579)    (31,751,480)    (44,723,916)
                                                                                 ------------    ------------    ------------
Cash flows from financing activities:
      Distributions                                                               (19,950,573)           --              --
      Proceeds from exercise of stock options                                            --           726,796         861,180
      Repayments of long-term debt                                                (12,896,594)        (99,996)         (8,353)
      Proceeds from issuance of common stock                                       54,962,500      40,047,700         312,067
      Net cash retained by predecessors                                           (12,375,535)           --              --
                                                                                 ------------    ------------    ------------
Net cash provided by financing activities                                           9,739,798      40,674,500       1,164,894
                                                                                 ------------    ------------    ------------

Effects of exchange rates on cash                                                     290,791         (55,824)       (479,136)

Net increase (decrease) in cash and cash equivalents                               21,366,569      46,349,912     (43,244,646)
Cash and cash equivalents, beginning of period                                     20,639,610      42,006,179      88,356,091
                                                                                 ------------    ------------    ------------
Cash and cash equivalents, end of period                                         $ 42,006,179    $ 88,356,091    $ 45,111,445
                                                                                 ============    ============    ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
           Interest                                                              $  1,207,210    $    187,223    $      5,136
           Income taxes                                                             2,853,773      13,577,519      13,824,421

See accompanying notes to consolidated financial statements.

                     ELECTRONICS BOUTIQUE HOLDINGS CORP.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FORMATION OF THE COMPANY
    Immediately prior to its initial public offering, Electronics Boutique Holdings Corp. (collectively with its subsidiaries, the "Company") was formed and acquired substantially all of the operating assets and liabilities of its predecessors, The Electronics Boutique, Inc. and its subsidiaries and EB Services Company LLP (collectively, the "EB Group") for shares of the Company. This acquisition has been treated as an acquisition between entities under common control and, therefore, reflected at historical cost. The EB Group retained certain assets including cash, accounts receivable, real estate, the cash surrender value of certain split dollar life insurance policies and the ownership of approximately 25% of Electronics Boutique Plc.

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

    The Company had 528, 619 and 737 operating retail stores throughout the United States, Puerto Rico, Canada, Australia, New Zealand and South Korea at January 30, 1999, January 29, 2000 and February 3, 2001, respectively. Total revenues from the U.S. and foreign operations were 88% and 12%, respectively, in fiscal 2000 and 86% and 14%, respectively, in fiscal 2001. Long-lived assets located in the United States and foreign countries were 89% and 11%, respectively, in fiscal 2000 and 83% and 17%, respectively in fiscal 2001. We are subject to the risks inherent in conducting business across national boundaries. The Company also operates a mail order business and sells product via the Internet. Approximately 31%, 30% and 32% of fiscal 1999, fiscal 2000 and fiscal 2001 sales, respectively, were generated from merchandise purchased from its three largest vendors. The Company in highly dependent on the introducton by its vendors of new and enhanced video game and PC hardware and software.

    FISCAL YEAR-END
    The fiscal year ends on the Saturday nearest January 31. Accordingly, the financial statements for the years ended January 30, 1999 (fiscal "1999") and January 29, 2000 (fiscal "2000") each include 52 weeks of operations. Financial statements for the year ended February 3, 2001 (fiscal "2001") includes 53 weeks of operations.

    PRINCIPLES OF CONSOLIDATION AND COMBINATION
    The consolidated financial statements include the financial position and results of operations of the Company since its initial public offering on July 28, 1998. Prior to that date, the consolidated financial statements include the results of operations of the EB Group. All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    REVENUE RECOGNITION
    Retail sales are recognized as revenue at point of sale. Mail order and internet sales are recognized as revenue upon shipment. Management fees are recognized in the period that related services are provided. Sales are recorded net of estimated amounts for sales returns and other allowances.

    In fiscal 2001, the Company adopted Emerging Issues Task Force 00-10:
Accounting for Shipping and Handling Costs. As a result, all shipping and handling fee income from the mail-order and internet operations is now recognized as net sales. Net sales and cost of goods sold were reclassified for fiscal 1999 and 2000 to reflect this change. The Company records shipping and handling costs in cost of goods sold.

       The effect in fiscal 1999 and 2000 was an increase in net sales and an increase in cost of goods sold in the amount of $528,000 and $1,721,000, respectively.

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

    Included in selling, general and administrative costs for fiscal years 1999, 2000 and 2001, are losses of $293,000, $352,000 and $392,000, respectively, primarily related to the write-off of the net book value of property and equipment associated with the closing of ten stores in fiscal 1999, eight stores in fiscal 2000, nineteen stores in fiscal 2001 and the remodeling of several stores each year.

     DEFERRED REVENUE
    Amounts received under the Company's pre-sell program are recorded as a liability. Revenue is recognized when the customer receives the related product. Certain affinity programs include promotional gifts to customers that are supplied by vendors at no cost to the Company.

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

Market risks relating to the Company's operations result primarily from changes in foreign exchange rates. The Company routinely enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on intercompany loans. These contracts are generally for durations of less than twelve months.

The Company has forward contracts to sell Canadian Dollars for United States Dollars in the notional amount of $4,400,000 with a carrying value of $0 and a fair value of approximately $34,000 as of February 3, 2001.

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

     INCOME TAXES
    The Company is subject to federal and state income taxes as a C corporation whereas the EB Group had been treated as an S corporation and a partnership for federal and certain state income tax purposes resulting in taxable income being passed through to the shareholders and partners. For purposes of comparison, a pro forma tax charge has been reflected on the statements of income for fiscal 1999 to show the results of operations as if the EB Group had been subject to taxes as a C corporation.

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

    The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:


                                                        Fiscal       Fiscal
                                                         2000         2001
                                                     -----------  -----------
Weighted average shares outstanding - basic           20,559,100   22,253,816
Dilutive effect of stock options                         203,149      212,214
                                                     -----------  -----------
Weighted average outstanding - diluted shares         20,762,249   22,466,030
                                                     ===========  ===========

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS
    The Company's financial instruments are accounts receivable, accounts payable, long-term debt, certain long-term investments, and foreign exchange contracts. The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The fair value of the foreign exchange contracts is included in the foreign currency note on page 32.

(2) COMMITMENTS

     LEASE COMMITMENTS
    At February 3, 2001, the future annual minimum lease payments under operating leases for the following five fiscal years and thereafter were as follows:


                                   Retail
                                    Store       Distribution  Total lease
                                  Locations     facilities    Commitments
                                  -----------   ----------    ------------

Fiscal 2002 ....................  $ 36,712,845   $    922,036   $ 37,634,881
Fiscal 2003 ....................     35,407,681        902,836     36,310,517
Fiscal 2004 ....................     32,431,773        898,996     33,330,769
Fiscal 2005 ....................     30,019,865        757,780     30,777,645
Fiscal 2006 ....................     27,581,333        244,000     27,825,333
Thereafter  ....................     85,707,510           --       85,707,510
                                   ------------   ------------   ------------
                                   $247,861,007   $  3,725,648   $251,586,655
                                   ============   ============   ============


    The total future minimum lease payments include lease commitments for new retail locations not in operation at February 3, 2001, and exclude contingent rentals based upon sales volume and owner expense reimbursements. The terms of the operating leases for the retail locations provide that, in addition to the minimum lease payments, the Company is required to pay additional rent to the extent retail sales, as defined, exceed amounts set forth in the lease agreements and to reimburse the landlord for the Company's proportionate share of the landlord's costs and expenses incurred in the maintenance and operation of the shopping mall. Contingent rentals were approximately $10,695,000, $12,605,000 and $9,966,000 in fiscal 1999, fiscal 2000 and fiscal 2001, respectively. Rent expense, including contingent rental amounts, was approximately $43,008,000, $53,178,000 and $58,496,000 in fiscal 1999, fiscal
2000 and fiscal 2001, respectively.

    Certain of the Company's lease agreements provide for varying lease payments over the life of the leases. For financial statement purposes, rental expense is recognized on a straight-line basis over the original term of the agreements. Actual lease payments are less than the rental expense reflected in the statements of operations by approximately $84,000, $161,000 and 508,000 for fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

(3)   ACCRUED EXPENSES

   Accrued expenses consist of the following:


                                             January 29,    February 3,
                                                2000           2001
                                             ------------   ------------

Employee compensation and related taxes    $   7,439,552   $  5,824,769
Gift certificates and customer deposits        3,269,046      5,153,460
Deferred revenue                               2,327,733      3,605,498
Accrued rent                                   4,970,409      3,375,045
Other accrued liabilities                      5,430,528      6,026,119
                                             ------------   ------------

Total                                      $  23,437,268   $ 23,984,891
                                             ============   ============


(4) DEBT

    The Company had available a revolving credit facility allowing for maximum borrowings of $50,000,000 at January 29, 2000 and February 3, 2001. The revolving credit facility was renewed for a one-year term expiring on March 16, 2002. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or the bank's base rate of interest, at the Company's option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. There was no outstanding balance at January 29, 2000 and February 3, 2001 on this facility.

    The current portion of long-term debt at January 29, 2000 included a promissory note with a balance of $8,353 that was repaid on February 1, 2000.

(5) RELATED PARTY TRANSACTIONS

    TRANSACTIONS WITH AFFILIATES
    In fiscal 1996, the EB Group entered into a services agreement with Electronics Boutique Plc to provide consulting, management, training, and advertising assistance which expires on January 31, 2006. The majority shareholder of the Company indirectly owns approximately 20% of Electronics Boutique Plc. The agreement was assigned to the Company. The agreement prohibits the Company from competing in the United Kingdom or Ireland during the term of the agreement, and for one year after its termination. The agreement provides for a fee to be paid to the EB Group based on a formula of 1% of adjusted sales and if budgeted profits are exceeded for the year, a bonus equal to 25% of such excess. The management fee receivable at January 29, 2000 was $1,301,000 and at February 3, 2001 was $558,000; both were included in accounts receivable - trade and vendors. Included in management fees for fiscal 1999, fiscal 2000 and fiscal 2001 was $2,529,000, $3,850,000 and $4,366,000, respectively. Additionally, the agreement provides that the Company is to be reimbursed by Electronics Boutique Plc for all reasonable travel and subsistence expenses incurred by employees of the Company during their performance of the agreement. Amounts outstanding for these expenses at January 29, 2000 were $198,000 and were included in accounts receivable - trade and vendors. At February 3, 2001 there was a balance due to Electronics Boutique Plc of $43,000, which was included in accrued expenses.

Equity  in  loss  of  affiliates   includes   $160,575  for  fiscal  1999  for
Electronics Boutique Plc.

    In June 2000, the Company purchased its headquarters and its primary distribution center, which are located in a single 140,000 square foot building on several acres in West Chester, Pennsylvania, from its majority shareholder for $6,700,000.

(6) CONSULTING AGREEMENT

    In July 1993, the EB Group entered into a consulting agreement with a business that owns and operates retail stores. The Company provides consulting, management, administrative, marketing, and advertising assistance to this retail business. The Company received $476,000, $226,000 and $57,000 during fiscal 1999, fiscal 2000 and fiscal

2001, respectively, as reimbursement for incremental costs incurred based on a formula as defined. Amounts owed to the Company for these items and trade credit at January 29, 2000 and February 3, 2001 are included in accounts receivable. Reimbursements offset selling, general and administrative expenses. Based on certain performance criteria as defined, the Company can also earn a performance fee. The Company earned $648,000 for fiscal 1999 ($248,000 of which was recorded in fiscal 2000) and $543,000 for fiscal 2000. No performance fee was earned for fiscal 2001. The consulting agreement expired on January 31, 2001.

 (7) PRO FORMA STATEMENT OF INCOME INFORMATION (UNAUDITED)

    For purposes of comparison, the following pro forma information for and fiscal 1999 is presented to show pro forma income on an after-tax basis as if the EB Group had been subject to taxes as a C corporation.


                                                             Fiscal
                                                              1999
                                                             ------
Federal statutory tax rate                                   35.00%
State income taxes, net of federal benefit                    3.18
Other                                                         3.34
Change in valuation allowance                                (4.41)
                                                          ---------
Pro forma income tax rate                                    37.11%
                                                          =========

    Set forth below are pro forma results of operations for fiscal 1999. The following table sets forth the calculation of basic and diluted net income per share:


                                           Fiscal
                                            1999
                                         -----------

Income before income taxes               $31,978,549
Pro forma income taxes                    11,866,084
                                         -----------

Pro forma net income                     $20,112,465
                                         ===========

Pro forma net income per share - basic   $      1.12
                                         ===========

Pro forma weighted average
shares outstanding - basic                18,029,777
                                         ===========

Pro forma net income per
share - diluted                          $      1.11
                                         ===========

Pro forma weighted average
shares outstanding - diluted              18,084,109
                                         ===========


    The pro forma weighted average shares outstanding - basic reflects the effect of shares issued by the Company for the acquisition of substantially all the operating assets and liabilities of the EB Group for periods prior to the initial public offering. The pro forma weighted average shares outstanding - diluted additionally include the effect of dilutive stock options.

 (8) CAPITAL STOCK

    On November 23, 1999, the Company completed a secondary offering of 3,500,000 shares of common stock. Of the 3,500,000 shares sold, 2,000,000 shares were for the account of the Company and 1,500,000 shares were for the account of EB Nevada, Inc., the selling shareholder. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $40.0 million.

9) EMPLOYEES' RETIREMENT PLAN

    The Company provides employees with retirement benefits under a 401(k) salary reduction plan. Generally, employees are eligible to participate in the plan after attaining age 21 and completing one year of service. Eligible employees may contribute up to 17% of their compensation to the plan. Company contributions are at the

Company's discretion and may not exceed 15% of an eligible employee's compensation. Company contributions to the plan are fully vested for eligible employees with five years or more of service. Contributions under this plan were approximately $389,000, $433,000 and $456,000 in fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

(10) EQUITY PLANS

EQUITY PARTICIPATION PLAN
The Company adopted an equity participation plan pursuant to which 2,100,000 and 2,000,000 shares of common stock were reserved in 1998 and 2000, respectively, for issuance upon the exercise of stock options granted to employees, consultants and directors. The exercise price of options granted under this plan may not be less than fair market value per share of common stock at the grant date; options become exercisable one to three years after the grant date and expire over a period of not more than ten years. Exercisability is accelerated on a change in control of the Company, as defined in the plan.

EMPLOYEE STOCK PURCHASE PLAN
Under Electronics Boutique's Employee Stock Purchase Plan (the Purchase Plan), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible associates to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of February 3, 2001, 1,000,000 shares remain available for issuance under the Purchase Plan. The weighted-average fair value of the purchase rights granted in fiscal 2001 was $15.28.

    Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standard ("FAS") No.123, and has been determined as if the Company had accounted for its employee stock options and the purchase plan under the fair value method of that Statement. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                             Fiscal    Fiscal    Fiscal
                                              1999      2000      2001
                                            --------  --------  --------
Expected volatility                          50.00 %   62.39 %   62.41 %
Risk-free interest rate                       4.55 %    4.93 %    4.86 %
Expected life of options in years              3.5       3.0       3.0
Expected life of purchase rights in months      --        --       3.0
Dividend yield                                   0         0         0

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's information follows:


                                      Fiscal        Fiscal        Fiscal
                                       1999          2000          2001
                                     ----------    ----------    ----------
Net income:
    As reported (pro forma in      $ 20,112,465  $ 22,830,388  $ 14,871,263
fiscal 1999)
    Pro forma net income           $ 19,234,620  $ 20,942,647  $ 12,100,336
Pro forma income per common share:
    Basic                          $      1.07   $      1.02   $      0.54
    Diluted                        $      1.06   $      1.01   $      0.54

A summary of the Company's stock option activity, and related information for the fiscal year ended January 30, 1999, January 29, 2000 and February 3, 2001 follows:


                                                  Exercise        Weighted
                                                   Price -        Average
                                                  Range per       Exercise
                                     Shares          Share          Price
                                 -------------    -----------    -----------
Outstanding at January 31, 1998            --      $      --    $      --
Granted                               1,599,133         14.00        14.00
Forfeited                               (37,800)        14.00        14.00
                                 --------------   -----------   ----------

Outstanding at January 30, 1999       1,561,333         14.00        14.00
Granted                                 342,086   17.00-24.00        19.82
Exercised                               (51,914)        14.00        14.00
Forfeited                               (73,029)  14.00-19.88        14.00
                                 --------------   -----------   ----------

Outstanding at January 29, 2000       1,778,476
Granted                                 412,200   16.44-19.06        15.32
Exercised                               (61,429)  14.00-19.88        14.02
Forfeited                               (79,729)  14.00-19.88        15.33
                                 --------------   -----------   ----------
Outstanding at February 3, 2001       2,049,518

Exercisable at February 3, 2001         989,394

The weighted average exercise price for all options outstanding as of February 3, 2001 was $15.09. The average remaining contractual life of those options was
8.0 years.

(11) INCOME TAXES

    As discussed in notes 1 and 8, the Company is subject to federal and state income taxes as a C corporation whereas its predecessors had been treated as an S corporation and a partnership for federal and certain state income tax purposes resulting in taxable income being passed through to the shareholders and partners.

    Income before income taxes was as follows:


             Fiscal        Fiscal        Fiscal
              1999          2000          2001
           ----------    ----------    ---------
Domestic   $31,331,801   $32,585,914   $19,790,343
Foreign        646,748     5,252,247     4,871,787
           -----------   -----------   -----------
Total      $31,978,549   $37,838,161   $24,662,129
           ===========   ===========   ===========

    The provision for income taxes for fiscal 1999, fiscal 2000 and fiscal 2001 consists of the following:


                                              Fiscal 1999      Fiscal 2000    Fiscal 2001
                                             -------------   -------------   -------------
Federal statutory tax rate                          35.00 %         35.00 %          35.00 %
State income taxes, net of federal benefit           3.18            2.73             1.13
Foreign incremental taxes                                            1.06             1.59
S corporation earnings not subject to
   federal taxation                                 (0.22)           --               --

Other                                                3.02            0.63             1.26
Change in valuation allowance                                        0.24             0.72
                                                                                     (4.41)
                                             ------------    ------------     ------------

Income tax expense                                  36.57 %         39.66            39.70 %
                                             ============    ============     ============


Current:
    Domestic - Federal                       $  9,767,127    $ 12,022,610     $  7,357,411
    Domestic - State                            3,050,653       1,601,952        1,030,459
    Foreign                                        60,528       3,045,359        2,135,695

Deferred:
    Domestic - Federal                            159,331      (1,245,891)        (115,269)
    Domestic - State                              159,331        (317,963)        (602,700)
    Foreign                                      (624,700)        (98,294)         (14,730)
                                             ------------    ------------     ------------

Income tax expense                           $ 11,693,270    $ 15,007,773     $  9,790,866
                                             ============    ============     ============

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of January 29, 2000 (fiscal 2000) and February 3, 2001 (fiscal
2001).


 Deferred tax assets:                         Fiscal       Fiscal
                                               2000         2001
                                             ----------   ----------
    Inventory capitalized costs            $ 1,575,272  $ 1,437,370
    Accrued expenses                         2,078,001    2,447,190
    State net operating loss                      --        576,220
    Fixed assets                             7,161,428    7,251,683
    Deferred rent                            1,146,428    1,260,713
    Amortization of goodwill                   235,603      163,862
    Foreign net operating loss                 306,000      420,000
                                           -----------  -----------

    Total gross deferred tax asset          12,502,732   13,557,038
    Valuation allowance                       (306,000)    (420,000)
                                           -----------  -----------

    Net deferred tax asset                 $12,196,732  $13,137,038
                                           ===========  ===========


    The increase in the valuation allowance of $92,000 and $114,000 in fiscal 2000 and 2001, respectively, results from net operating losses from a foreign subsidiary.

(12)  QUARTERLY RESULTS (UNAUDITED)

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

    The following table sets forth certain unaudited quarterly income statement information for fiscal 2000 and fiscal 2001. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.


                                                  (in thousands, except for number of stores)
                                            Fiscal 2000                                Fiscal 2001
                    --------------------------------------------     ---------------------------------------------
                       1st         2nd         3rd         4th         1st        2nd          3rd           4th
                     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER    QUARTER      QUARTER       QUARTER
                     -------     -------     -------     -------     -------    -------      -------       -------
Total revenues       $ 123,845   $ 113,272   $ 177,751   $ 315,526   $ 151,479   $ 126,128    $ 159,166   $ 333,987
Gross profit            33,167      30,756      41,430      76,870      38,592      31,658       36,936      73,152
Operating income         4,435         941       6,291      24,744       2,938      (5,633)       1,950      20,761
Net income               2,873         549       3,864      15,545       2,404      (2,006)       1,394      13,080

Earnings per share
     - Basic              0.14        0.03        0.19        0.72        0.11       (0.09)        0.06        0.59
     - Diluted            0.14        0.03        0.19        0.71        0.11       (0.09)        0.06        0.58

Stores open at
quarter end                550         564         595         619         628         645          694         737

A gain of $1.6 million resulting from the termination fee on the acquisition of Funco, Inc. was recorded in other income in the second quarter of fiscal 2001.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                                Charged to  Charged to
                                                                     Beginning  costs and    other     Deductions      Ending
  Period Ended                             Description                Balance    expenses   accounts      (1)         Balance
----------------                 --------------------------------   ----------   --------   --------   -----------    -------

DEFERRED TAX VALUATION ALLOWANCE
January 30, 1999                 Deferred tax valuation allowance   $1,622,000   $     --     $ --     $1,408,000   $  214,000
January 29, 2000                 Deferred tax valuation allowance      214,000       92,000     --           --        306,000
February 3, 2001                 Deferred tax valuation allowance      306,000      114,000     --           --        420,000

(1) Realization of deferred tax assets

INVENTORY VALUATION ALLOWANCE
January 30, 1999                 Inventory valuation allowance       2,738,000    2,744,000     --      2,646,000    2,836,000
January 29, 2000                 Inventory valuation allowance       2,836,000    2,947,000     --      2,955,000    2,828,000
February 3, 2001                 Inventory valuation allowance       2,828,000    2,782,000     --      3,663,000    1,947,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                   PART III

ITEMS 10-13   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by Part III (Items 10-13) is set forth in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of February 3, 2001, and in Item 1A hereof. Such information is incorporated herein by reference and made a part hereof.



                                   PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  1. Exhibits

      1.1   Form of Underwriting Agreement (1)
      4.1   Specimen Stock Certificate (2)
      3.1   Certificate of Incorporation (2)
      3.2   Bylaws (2)
     10.1   Form of Indemnification Agreement for Directors and Officers (2)
     10.2   Form of 1998 Equity Participation Plan (2)
     10.3   Form of 2000 Equity Participation Plan (3)
     10.4   Form of Employee Stock Purchase Plan (3)
     10.5 Services Agreement, dated October 13, 1995, by and between The Electronics Boutique, Inc. and Electronics Boutique plc(f/k/a Rhino Group plc) (2)
     10.6 Loan and Security Agreement, dated March 16, 1998, by and between The Electronics Boutique, Inc. and Fleet Capital Corporation (2)
     10.7 Joinder Agreement by and between Electronics Boutique of America Inc. and Fleet Capital Corporation (2)
     10.8 Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Joseph J. Firestone (2)
     10.9 Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and John R. Panichello (2)
     10.10 Form of Employment Agreement by and between Electronics Boutique Holdings Corp and Jeffrey W. Griffiths (2)
     10.11 Amendment No. 1 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation (2)
     10.12 Amendment No. 2 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation (2)
     10.13 Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Seth P. Levy (4)
     10.14 Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and James A. Smith (5)
     10.15 Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Steve Morgan
     21.1   Subsidiaries of Electronics Boutique Holdings Corp.
     23.1   Consent of KPMG LLP

--------------

      (1) Incorporated by reference from the applicable exhibits of Electronics Boutique's Registration Statement on Form S-3 (Reg. No. 333-88561)
      (2) Incorporated by reference from the applicable exhibits of Electronics Boutique's Registration Statement on Form S-1 (Reg. No. 333-48523)
      (3)   Incorporated by reference from Electronics Boutique Proxy on
            Schedule 14A dated June 16, 2000.
      (4) Incorporated by reference from the applicable exhibits of Electronics Boutique's Annual Report on Form 10-Q for the quarterly period ended July 31, 1999
      (5) Incorporated by reference from the applicable exhibits of Electronics Boutique's Annual Report on Form 10-Q for the quarterly period ended October 28, 2000

--------------

(b)   Reports on Form 8-K

      None.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ELECTRONICS BOUTIQUE HOLDINGS CORP.


                              By: /s/ Joseph J. Firestone
                                 -----------------------------------------------
                                 Joseph J. Firestone
                                 President and Chief Executive Officer

Date: April 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2001.

NAME                                TITLE
----                                -----

 /s/ James J. Kim            Chairman of the Board
-------------------------
      James J. Kim


 /s/ Joseph J. Firestone     President and Chief Executive Officer and Director
--------------------------            (Principal Executive Officer)
   Joseph J. Firestone


 /s/ John R. Panichello      Senior Vice President and Chief Financial Officer
---------------------------     (Principal Financial and Accounting Officer)
    John R. Panichello


 /s/ Dean S. Adler           Director
---------------------------
  Dean S. Adler


 /s/ Susan Y. Kim            Director
---------------------------
    Susan Y. Kim


 /s/ Louis J. Siana          Director
---------------------------
    Louis J. Siana


 /s/ Stanley Steinberg       Director
----------------------------
   Stanley Steinberg