Form 10-Q
period 2001-05-05
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2001-06-14
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      (MARK  ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________ TO__________


                        COMMISSION FILE NUMBER: 000-24603


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                     51-0379406
            -------------------------------------------------------
       (STATE OF INCORPORATION)         (IRS EMPLOYER IDENTIFICATION NUMBER)


            931 SOUTH MATLACK STREET
            WEST CHESTER, PENNSYLVANIA                       19382
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

      YES  [X]          NO  [  ]


      AT JUNE 12, 2001, THERE WERE 22,516,889 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX



                                                                          PAGE


Part I.     Financial Information

            Item 1. Financial Statements
                      Consolidated Balance Sheets at
                       May 5, 2001 (unaudited) and February 3, 2001           3

                      Consolidated Statements of Income (unaudited)
                       Thirteen weeks ended
                       May 5, 2001 and April 29, 2000                         4

                      Consolidated Statements of Cash Flows (unaudited)
                       Thirteen weeks ended
                       May 5, 2001 and April 29, 2000                         5

                      Notes to Consolidated Financial Statements (unaudited)  6

            Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           8


Part II.    Other Information

            Item 1.   Legal Proceedings                                      11

            Item 6.   Exhibits and Reports on Form 8-K                       11

Signatures                                                                   12

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      MAY 5,           FEBRUARY 3,
ASSETS                                                                                 2001                2001
                                                                                   -------------      -------------
                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                                     $  17,533,619      $  45,111,445
     Accounts receivable:
         Trade and vendors                                                             5,821,758          7,905,650
         Other                                                                           260,144            257,176
     Merchandise inventories                                                         117,305,249        100,185,374
     Deferred tax asset                                                                4,452,066          4,460,780
     Prepaid expenses                                                                  5,883,979          5,069,802
                                                                                   -------------      -------------
Total current assets                                                                 151,256,815        162,990,227
                                                                                   -------------      -------------

Property and equipment:
     Building & leasehold improvements                                                79,292,875         76,709,776
     Fixtures and equipment                                                           62,110,578         59,916,886
     Land                                                                              5,343,507          5,418,727
     Construction in progress                                                          3,970,279          4,752,103
                                                                                   -------------      -------------
                                                                                     150,717,239        146,797,492
     Less accumulated depreciation and amortization                                   59,243,989         55,629,616
                                                                                   -------------      -------------
Net property and equipment                                                            91,473,250         91,167,876

Goodwill and other intangible assets, net of accumulated amortization
     of $1,296,320 and $1,242,890 as of May 5, 2001 and February 3, 2001               1,190,035          1,243,465
Deferred tax asset                                                                     8,604,269          8,676,258
Other assets                                                                           3,115,461          3,160,714
                                                                                   -------------      -------------
Total assets                                                                       $ 255,639,830      $ 267,238,540
                                                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $  99,908,221      $ 102,381,151
     Accrued expenses                                                                 21,687,525         23,984,891
     Income taxes payable                                                                     --          6,491,397
                                                                                   -------------      -------------
Total current liabilities                                                            121,595,746        132,857,439
                                                                                   -------------      -------------

Long-term liabilities:
     Deferred rent                                                                     3,275,963          3,161,205
                                                                                   -------------      -------------
Total liabilities                                                                    124,871,709        136,018,644
                                                                                   -------------      -------------

Commitments

Stockholders' equity
     Preferred stock - authorized 25,000,000 shares; $.01 par value;
          no shares issued and outstanding at May 5, 2001 and February 3, 2001                --                 --
     Common stock - authorized 100,000,000 shares; $.01 par value;
         22,421,540 and 22,304,722 shares issued and outstanding
         at May 5, 2001 and February 3, 2001, respectively                               224,215            223,047
     Additional paid-in capital                                                       78,704,898         77,060,816
     Accumulated other comprehensive loss                                             (2,230,913)        (1,551,809)
     Retained earnings                                                                54,069,921         55,487,842
                                                                                   -------------      -------------
Total stockholders' equity                                                           130,768,121        131,219,896
                                                                                   -------------      -------------
Total liabilities and stockholders' equity                                         $ 255,639,830      $ 267,238,540
                                                                                   =============      =============

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THIRTEEN WEEKS ENDED
                                                      --------------------------------
                                                         MAY 5,             APRIL 29,
                                                          2001                2000
                                                      -------------      -------------

Net sales                                             $ 178,897,613      $ 150,554,660
Management fees                                             962,549            924,525
                                                      -------------      -------------
Total revenues                                        $ 179,860,162      $ 151,479,185
                                                      -------------      -------------

Costs and expenses:
     Costs of merchandise sold, including freight       138,126,486        112,887,488
     Selling, general and administrative                 40,020,377         32,112,691
     Depreciation and amortization                        4,555,508          3,540,774
                                                      -------------      -------------

Operating income(loss)                                   (2,842,209)         2,938,232
Interest income, net                                       (490,765)        (1,045,054)
                                                      -------------      -------------

Income(loss) before income taxes                         (2,351,444)         3,983,286
Income tax expense(benefit)                                (933,523)         1,579,771
                                                      -------------      -------------

Net income(loss)                                      $  (1,417,921)     $   2,403,515
                                                      =============      =============

Net income(loss) per share - basic                    $       (0.06)     $        0.11
                                                      =============      =============

Weighted average shares outstanding - basic              22,332,096         22,223,443
                                                      =============      =============

Net income(loss) per share - diluted                  $       (0.06)     $        0.11
                                                      =============      =============

Weighted average shares outstanding - diluted            22,332,096         22,417,430
                                                      =============      =============

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THIRTEEN WEEKS ENDED
                                                                   ------------------------------
                                                                     MAY 5,            APRIL 29,
                                                                      2001               2000
                                                                   ------------      ------------
Cash flows from operating activities:
     Net income(loss)                                              $ (1,417,921)     $  2,403,515
     Adjustments to reconcile net income(loss) to cash used in
         operating activities:
            Depreciation of property and equipment                    4,502,078         3,442,021
            Amortization of other assets                                 53,430            98,752
            Loss on disposal of property and equipment                   77,383            24,892
            Changes in assets and liabilities:
                Decrease (increase) in:
                    Accounts receivable                               2,055,648         4,757,130
                    Merchandise inventories                         (17,743,997)          351,446
                    Prepaid expenses                                   (849,928)          (75,574)
                    Deferred taxes                                       39,975                --
                    Other long-term assets                               28,036          (324,211)
                (Decrease) increase in:
                    Accounts payable                                 (1,801,871)      (21,195,335)
                    Accrued expenses                                 (2,185,786)       (4,939,295)
                    Income taxes payable                             (6,459,923)       (5,606,447)
                    Deferred rent                                       120,083           105,898
                                                                   ------------      ------------
Net cash used in operating activities                               (23,582,793)      (20,957,208)
                                                                   ------------      ------------
Cash flows used in investing activities:
     Purchases of property and equipment                             (5,550,658)       (7,169,012)
     Proceeds from disposition of assets                                  2,217            15,000
                                                                   ------------      ------------
Net cash used in investing activities                                (5,548,441)       (7,154,012)
                                                                   ------------      ------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                          1,551,080                --
     Repayments of long-term debt                                            --            (8,353)
     Proceeds from issuance of common stock                              94,170            51,800
                                                                   ------------      ------------
Net cash provided by financing activities                             1,645,250            43,447
                                                                   ------------      ------------

Effects of exchange rates on cash                                       (91,842)         (622,144)

Net decrease in cash and cash equivalents                           (27,577,826)      (28,689,917)
Cash and cash equivalents, beginning of period                       45,111,445        88,356,091
                                                                   ------------      ------------
Cash and cash equivalents, end of period                           $ 17,533,619      $ 59,666,174
                                                                   ============      ============


Supplemental disclosures of cash flow information:

Taxes paid                                                         $  5,520,669      $  7,044,013
Interest paid                                                             1,427             2,948

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

    The accompanying unaudited consolidated financial statements of Electronics Boutique have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001 contained in Electronics Boutique's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen-week period ended May 5, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

(2)   NET INCOME(LOSS) PER SHARE

    Basic net income (loss) per share is computed on the basis of the weighted average number of shares outstanding during the period. Because Electronics Boutique incurred a net loss for the thirteen week period ended May 5, 2001, the weighted average shares used for diluted net loss per share equals the weighted average number of shares used for the basic net loss per share. Diluted net income per share for the thirteen week period ended April 29, 2000 is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options.

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

(4)   DEBT

    Electronics Boutique has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of May 5, 2001, there were no outstanding borrowings on this facility.

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


                                                Thirteen weeks ended
                                            ----------------------------
                                               May 5,         April 29,
                                               2001             2000
                                            -----------      -----------

Net income(loss)                            $(1,417,921)     $ 2,403,515
Foreign currency translation adjustment        (679,104)        (947,988)
                                            -----------      -----------
Comprehensive income(loss)                  $(2,097,025)     $ 1,455,527
                                            ===========      ===========


(6)  FOREIGN CURRENCY

   Electronics Boutique is subject to foreign currency risk as it operates in a number of countries outside the United States. Electronics Boutique occasionally enters into foreign currency forward contracts to manage its exposure against foreign currency fluctuations on intercompany loans and accounts payable. These contracts are generally for durations of less than twelve months and are used to mitigate the foreign currency risk. Electronics Boutique does not purchase speculative derivatives.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Electronics Boutique adopted this standard in the first quarter of fiscal year 2002. Adoption of this standard did not materially impact the Company's results of operations or financial condition.

   As of May 5, 2001, Electronics Boutique has six forward contracts to sell Canadian Dollars for United States Dollars totaling $11,400,000 with a fair value of approximately $32,000. These contracts were purchased as fair value hedges of intercompany loans. Electronics Boutique recorded an immaterial amount of net loss related to hedge ineffectiveness in the quarter. The net loss is recorded in selling, general and administrative expense. One contract for $4,500,000 expires in May 2001 and the remaining contracts for $6,900,000 expire in December 2001.

   ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Electronics Boutique believes that it is among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of May 5, 2001, we operated a total of 763 stores in 46 states, Puerto Rico, Canada, Australia, New Zealand and South Korea, primarily under the names Electronics Boutique, EB GameWorld, EBKids and Stop 'N Save Software. In addition, we operated a commercial website under the URL address of WWW.EBGAMES.COM. We also provided management services for Electronics Boutique Plc., which operated over 300 stores and department store-based concessions in the United Kingdom, Ireland and Sweden. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                        THIRTEEN WEEKS ENDED
                                        --------------------
                                         May 5,     April 29,
                                          2001        2000
                                        -------     --------

Net sales                                  99.5%       99.4%
Management fees                             0.5         0.6
                                        -------     -------
Total revenues                            100.0       100.0
Cost of goods sold                         76.8        74.5
                                        -------     -------
Gross profit                               23.2        25.5
Selling, general and administrative        22.3        21.3
Depreciation and amortization               2.5         2.3
                                        -------     -------
Income(loss) from operations               (1.6)        1.9
Interest income, net                       (0.3)       (0.7)
                                        -------     -------
Income(loss) before income tax
expense                                    (1.3)        2.6
Income tax expense(benefit)                (0.5)        1.0
                                        -------     -------
Net income(loss)                           (0.8)%       1.6%
                                        =======     =======


THIRTEEN WEEKS ENDED MAY 5, 2001 COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 2000

    Net sales increased by 18.8% from $150.6 million in the thirteen weeks ended April 29, 2000 to $178.9 million in the thirteen weeks ended May 5, 2001. The increase in net sales was primarily attributable to a 14.3% increase in comparable store sales and the additional sales volume resulting from 135 net new stores opened since April 29, 2000. The increase in comparable store sales was primarily due to positive sales strength derived from PlayStation 2 hardware, software and accessories, which were partially offset by reductions in sales of Dreamcast, PlayStation One and Nintendo 64 software and Pokemon trading cards from the same quarter a year ago.

    Management fees increased by 4.1% from $925,000 in the thirteen weeks ended April 29, 2000 to $963,000 in the thirteen weeks ended May 5, 2001. The increase was attributable to additional fees earned from Electronics Boutique plc., which were partially offset by the elimination of fees earned under the consulting agreement with Borders Group, Inc.

    Cost of goods sold increased by 22.4% from $112.9 million in the thirteen weeks ended April 29, 2000 to $138.1 million in the thirteen weeks ended May 5, 2001. As a percentage of net sales, cost of goods sold increased from

75.0% in the thirteen weeks ended April 29, 2000 to 77.2% in the thirteen weeks ended May 5, 2001. The increase in cost of goods sold as a percentage of net sales was primarily attributable to increased sales of lower margin video game hardware and lower sales of higher margin Pokemon products. The increase was partially offset by lower freight costs as a percentage of net sales.

    Selling, general and administrative expense increased by 24.6% from $32.1 million in the thirteen weeks ended April 29, 2000 to $40.0 million in the thirteen weeks ended May 5, 2001. As a percentage of total revenues, selling, general and administrative expense increased from 21.3% in the thirteen weeks ended April 29, 2000 to 22.3% in the thirteen weeks ended May 5, 2001. The $7.9 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses. The increase in selling, general and administrative expense as a percentage of total revenues was primarily attributable to the impact of the above factors on operating expenses, partially offset by the increase in net sales.

    Depreciation and amortization expense increased by 28.7% from $3.5 million in the thirteen weeks ended April 29, 2000 to $4.6 million in the thirteen weeks ended May 5, 2001. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings, remodeling of existing stores, new distribution centers and software depreciation.

    Operating income (loss) decreased by $5.8 million from income of $2.9 million in the thirteen weeks ended April 29, 2000 to a loss of $2.8 million in the thirteen weeks ended May 5, 2001. As a percentage of total revenues, operating income (loss) decreased from 1.9% in the thirteen weeks ended April 29, 2000 to (1.6)% in the thirteen weeks ended May 5, 2001, as a result of the increase in cost of goods sold, operating expenses and depreciation and amortization expense as a percentage of total revenues.

    Interest income, net, decreased by 53% from $1.0 million in the thirteen weeks ended April 29, 2000 to $0.5 million in the thirteen weeks ended May 5, 2001. The decrease was attributable to lower cash balances and declining interest rates on short-term investments.

    As a result of all the above factors, Electronics Boutique's income (loss) before income taxes decreased by $6.3 million from income of $4.0 million in the thirteen weeks ended April 29, 2000, to a loss of $2.4 million in the thirteen weeks ended May 5, 2001.

    Income tax expense (benefit) decreased from a tax expense of $1.6 million in the thirteen weeks ended April 29, 2000 to a benefit of $0.9 million in the thirteen weeks ended May 5, 2001. As a percentage of income(loss) before income taxes, income tax expense(benefit) remained constant at 39.7% in the thirteen weeks ended April 29, 2000 to the thirteen weeks ended May 5, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

    Electronics Boutique has historically financed its operations through a combination of cash generated from operations and bank debt. At May 5, 2001 we had no borrowings under our $50 million revolving credit facility.

    Electronics Boutique used $23.6 million of cash from operations in the thirteen-week period ended May 5, 2001 and used $21.0 million of cash from operations during the thirteen weeks ended April 29, 2000. The $23.6 million of cash used in operations in the current year period was primarily the result of payment of accounts payable, accrued expenses and income taxes payable that were outstanding at the end of the prior fiscal year, the purchase of inventory, and the net loss for the period, partially offset by non-cash charges to net loss and collections of accounts receivable. The $21.0 million of cash used in operations in last year's period was primarily the result of an increase in merchandise inventories, payment of accounts payable, accrued expenses and income taxes payable that were outstanding at the end of the fiscal year, partially offset by cash generated from net income and non-cash charges to net income.

    Electronics Boutique made capital expenditures of $5.6 million in the thirteen weeks ended May 5, 2001, primarily to open new stores and remodel existing stores, and at our headquarters and distribution centers. We made capital expenditures of $7.2 million in the thirteen weeks ended April 29, 2000, primarily to open new stores and remodel existing stores and at our headquarters and distribution centers, and for the purchase of land on which new distribution centers were built last year in Canada and Australia.

    Electronics Boutique believes that cash generated from our operating activities and available bank borrowings will be sufficient to fund our operations and store expansion programs.


IMPACT OF INFLATION

    Electronics Boutique does not believe that inflation has had a material effect on our net sales or results of operations.


SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are not limited to historical or current facts and deal with potential future circumstances and developments. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks include, but are not limited to, the Company's dependence on the continued introduction of new and enhanced video games and PC hardware and software; the cyclical nature of the video game market; the rapid technological changes which occur in the video game and PC industry; the Company's ability to open and operate new stores on a profitable basis; the intensely competitive nature of the electronic game industry and its rapid changes in consumer preferences and frequent new product introductions; the seasonal nature of the retail industry; the Company's dependence on its suppliers for products; risks inherent to conducting international operations; and consumer spending patterns and prevailing economic conditions. Please refer to the Company's Annual Report on Form 10-K for the year ended February 3, 2001 on file with the SEC for a more detailed discussion of these and other factors that could cause results to differ materially.

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


        b.  Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                  (Registrant)

Date: June 14, 2001                 By:   /s/ Jeffrey Griffiths
                                          ---------------------
                                            Jeffrey Griffiths
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date: June 14, 2001                 By:   /s/ James A. Smith
                                          ------------------
                                            James A. Smith
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

Exhibit
No.               Description
-------           -----------

11.1              Statement Regarding Computation of Per Share Earnings