Form 10-Q
period 2001-08-04
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2001-09-18
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO__________


                        COMMISSION FILE NUMBER: 000-24603


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                ------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                          51-0379406
   ------------------------      ------------------------------------
   (State of Incorporation)      (IRS Employer Identification Number)


      931 SOUTH MATLACK STREET
      WEST CHESTER, PENNSYLVANIA                         19382
 ----------------------------------------              ------------
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

YES [X] NO [ ]


At September 12, 2001, there were 25,176,786 shares of common stock, $.01 par value per share, outstanding.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                                AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information

         Item 1. Financial Statements
                  Consolidated Balance Sheets at
                   August 4, 2001 (unaudited) and February 3, 2001            3

                  Consolidated Statements of Income (unaudited)
                   Thirteen and twenty-six weeks ended
                   August 4, 2001 and July 29, 2000                           4

                  Consolidated Statements of Cash Flows (unaudited)
                   Twenty-six weeks ended
                   August 4, 2001 and July 29, 2000                           5

                  Notes to Consolidated Financial Statements (unaudited)      6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             8


Part II. Other Information

         Item 1.  Legal Proceedings                                         12

         Item 4.  Submission of Matters to a Vote of Security Holders       12

         Item 6.  Exhibits and Reports on Form 8-K                          13

Signatures                                                                  13

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           AUGUST 4,         FEBRUARY 3,
                                                                             2001               2001
                                                                        -------------       -------------
                                                                         (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $  19,885,404       $  45,111,445
     Accounts receivable:
         Trade and vendors                                                  6,646,947           7,905,650
         Other                                                                260,144             257,176
     Merchandise inventories                                              122,301,021         100,185,374
     Deferred tax asset                                                     4,453,282           4,460,780
     Prepaid expenses                                                       9,711,447           5,069,802
                                                                        -------------       -------------
Total current assets                                                      163,258,245         162,990,227
                                                                        -------------       -------------

Property and equipment:
     Building & leasehold improvements                                     82,212,920          76,709,776
     Fixtures and equipment                                                65,976,456          59,916,886
     Land                                                                   5,346,374           5,418,727
     Construction in progress                                               4,269,589           4,752,103
                                                                        -------------       -------------
                                                                          157,805,339         146,797,492
     Less accumulated depreciation and amortization                        63,787,836          55,629,616
                                                                        -------------       -------------
Net property and equipment                                                 94,017,503          91,167,876

Goodwill and other intangible assets, net of
     accumulated amortization of $1,355,669 and $1,242,890
     as of August 4, 2001 and February 3, 2001, respectively                3,587,190           1,243,465
Deferred tax asset                                                          8,559,408           8,676,258
Other assets                                                                3,480,185           3,160,714
                                                                        -------------       -------------
Total assets                                                            $ 272,902,531       $ 267,238,540
                                                                        =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $ 115,406,028       $ 102,381,151
     Accrued expenses                                                      22,304,694          23,984,891
     Income taxes payable                                                        --             6,491,397
                                                                        -------------       -------------
Total current liabilities                                                 137,710,722         132,857,439

Long-term liabilities:
     Deferred rent and other long-term liabilities                          3,411,191           3,161,205

                                                                        -------------       -------------
Total liabilities                                                         141,121,913         136,018,644
                                                                        -------------       -------------

Stockholders' equity
     Preferred stock - authorized 25,000,000 shares;
          $.01 par value; no shares issued and outstanding
          at August 4, 2001 and February 3, 2001                                 --                  --
     Common stock - authorized 100,000,000 shares; $.01 par value;
         22,593,091 and 22,304,722 shares issued and outstanding
         at August 4, 2001 and February 3, 2001, respectively                 225,931             223,047
     Additional paid-in capital                                            81,294,426          77,060,816
     Accumulated other comprehensive loss                                  (2,277,687)         (1,551,809)
     Retained earnings                                                     52,537,948          55,487,842
                                                                        -------------       -------------

Total stockholders' equity                                                131,780,618         131,219,896
                                                                        -------------       -------------

Total liabilities and stockholders' equity                              $ 272,902,531       $ 267,238,540
                                                                        =============       =============

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                                       -------------------------------       -------------------------------
                                                         AUGUST 4,          JULY 29,          AUGUST 4,           JULY 29,
                                                           2001               2000              2001                2000
                                                       ------------       ------------       ------------       ------------
Net sales                                              $174,511,729       $125,383,277       $353,409,342       $275,937,937
Management fees                                             917,894            744,895          1,880,443          1,669,420
                                                       ------------       ------------       ------------       ------------
Total revenues                                          175,429,623        126,128,172        355,289,785        277,607,357
                                                       ------------       ------------       ------------       ------------
Costs and expenses:
     Costs of merchandise sold, including freight       129,491,243         94,470,658        267,617,729        207,358,145
     Selling, general and administrative                 43,877,391         33,512,812         83,897,768         65,625,504
     Depreciation and amortization                        4,765,419          3,778,271          9,320,927          7,319,044
                                                       ------------       ------------       ------------       ------------
Operating loss                                           (2,704,430)        (5,633,569)        (5,546,639)        (2,695,336)
Other income                                                   --            1,611,394               --            1,611,394
Interest income, net                                       (163,844)          (697,420)          (654,609)        (1,742,474)
                                                       ------------       ------------       ------------       ------------
Income (loss) before income taxes                        (2,540,586)        (3,324,755)        (4,892,030)           658,532
Income tax expense (benefit)                             (1,008,613)        (1,318,597)        (1,942,136)           261,174
                                                       ------------       ------------       ------------       ------------
Net income (loss)                                      $ (1,531,973)      $ (2,006,158)      $ (2,949,894)      $    397,358
                                                       ============       ============       ============       ============
Net income (loss) per share - basic                    $      (0.07)      $      (0.09)      $      (0.13)      $       0.02
                                                       ============       ============       ============       ============
Weighted average shares outstanding - basic              22,525,945         22,229,979         22,429,021         22,226,711
                                                       ============       ============       ============       ============
Net income (loss) per share - diluted                  $      (0.07)      $      (0.09)      $      (0.13)      $       0.02
                                                       ============       ============       ============       ============
Weighted average shares outstanding - diluted            22,525,945         22,229,979         22,429,021         22,323,705
                                                       ============       ============       ============       ============

              ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     TWENTY-SIX WEEKS ENDED
                                                                 -------------------------------
                                                                   AUGUST 4,          JULY 29,
                                                                     2001               2000
                                                                 -------------      ------------
Cash flows from operating activities:
  Net income (loss)                                              $ (2,949,894)      $    397,358
  Adjustments to reconcile net income(loss) to cash used in
   operating activities:
      Depreciation of property and equipment                        9,208,148          7,121,540
      Amortization of other assets                                    112,779            197,504
      Loss on disposal of property and equipment                       79,560            161,586
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                                       1,230,561          6,024,253
          Merchandise inventories                                 (20,994,882)         2,144,717
          Prepaid expenses                                         (4,674,843)         4,386,490
          Deferred taxes                                               83,165            (11,195)
          Other long-term assets                                     (335,478)          (356,609)
        (Decrease) increase in:
          Accounts payable                                         12,640,614        (38,867,522)
          Accrued expenses                                         (2,144,879)        (2,471,183)
          Income taxes payable                                     (6,459,923)       (13,064,752)
          Deferred rent                                               228,333            160,971
                                                                 ------------       ------------
Net cash used in operating activities                             (13,976,739)       (34,176,842)
                                                                 ------------       ------------
Cash flows used in investing activities:
  Purchases of property and equipment                             (12,014,272)       (22,212,915)
  Proceeds from disposition of assets                                  87,547             16,571
  Assets acquired, net of cash                                     (3,400,509)                 0
                                                                 ------------       ------------
Net cash used in investing activities                             (15,327,234)       (22,196,344)
                                                                 ------------       ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                           4,054,576             51,800
  Repayments of long-term debt                                           --               (8,353)
  Proceeds from issuance of common stock                              181,918            130,028
                                                                 ------------       ------------
Net cash provided by financing activities                           4,236,494            173,475
                                                                 ------------       ------------

Effects of exchange rates on cash                                    (158,562)          (593,976)

Net decrease in cash and cash equivalents                         (25,226,041)       (56,793,687)
Cash and cash equivalents, beginning of period                     45,111,445         88,356,091
                                                                 ------------       ------------
Cash and cash equivalents, end of period                         $ 19,885,404       $ 31,562,404
                                                                 ============       ============

Supplemental disclosures of cash flow information:

Taxes paid                                                       $  6,170,337       $ 11,093,088
Interest paid                                                           1,472              3,287

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

     The accompanying unaudited consolidated financial statements of Electronics Boutique have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001 contained in Electronics Boutique's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six week period ended August 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

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

(4) DEBT

     Electronics Boutique has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of August 4, 2001, there were no outstanding borrowings on this facility.

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


                                                  Thirteen weeks ended             Twenty-six weeks ended
                                             -------------------------------     ----------------------------
                                               August 4,         July 29,         August 4,         July 29,
                                                 2001             2000              2001              2000
                                             ------------      ------------      ------------      ----------
Net income (loss)                            $(1,531,973)      $(2,006,158)      $(2,949,894)      $ 397,358
Foreign currency translation adjustment          (46,774)           49,120          (725,878)       (898,868)
                                             -----------       -----------       -----------       ---------
Comprehensive loss                           $(1,578,747)      $(1,957,038)      $(3,675,772)      $(501,510)
                                             ===========       ===========       ===========       =========

(6) FOREIGN CURRENCY

     Electronics Boutique is subject to foreign currency risk as it operates in a number of countries outside the United States. Electronics Boutique occasionally enters into foreign currency forward contracts to manage its exposure against foreign currency fluctuations on intercompany loans, accounts payable, and investments in foreign subsidiaries. These contracts are generally for durations of less than twelve months and are used to mitigate the foreign currency risk. Electronics Boutique does not purchase speculative derivatives.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Electronics Boutique adopted this standard in the first quarter of fiscal year 2002. Adoption of this standard did not materially impact the Company's results of operations or financial condition.

     As of August 4, 2001, Electronics Boutique had a total of eleven forward contracts. Electronics Boutique has seven forward contracts to sell Canadian Dollars for United States Dollars totaling $14,050,000 with a fair value of approximately ($19,000). These contracts were purchased as fair value hedges of intercompany loans and accounts payable. Electronics Boutique has three forward contracts to sell Danish Krone for United States Dollars totaling $4,862,000 with a fair value of approximately ($22,000). These contracts were purchased as fair value hedges of an intercompany loan and investment in a Danish subsidiary. Electronics Boutique has one forward contract to sell Italian Lira for United States Dollars totaling $1,250,000 with a fair value of approximately ($2,000). This contract was purchased as a fair value hedge of an intercompany loan. Electronics Boutique recorded an immaterial amount of net loss related to hedge ineffectiveness in the quarter. The net loss is recorded in selling, general, and administrative expense. Three contracts for $6,750,000 expired in August 2001 and the remaining contracts for $13,412,000 expire in December 2001.

(7) ACQUISITIONS

     During the second quarter Electronics Boutique expanded into Europe via the acquisition of the assets of eight retail stores and an internet site in Denmark and Norway for approximately $1.9 million.

     Additionally, Electronics Boutique acquired 70% of the capital stock of an Italian company, consisting of 10 retail stores and a distribution facility, for approximately $1.5 million. In conjunction with this acquisition Electronics Boutique acquired an option to purchase the remaining 30% of the capital stock of the Italian company.

     These acquisitions were accounted for using the purchase method of accounting and resulted in goodwill of $2.4 million. The results of operation of the acquisitions are included in the results of operation since the acquisition dates but were not significant to Electronics Boutique.

(8) SUBSEQUENT EVENT

     On August 14, 2001, Electronics Boutique completed an offering of 4,600,000 shares of common stock. Of the 4,600,000 shares sold, 2,500,000 shares were sold by Electronics Boutique and 2,100,000 shares were sold by EB Nevada Inc., a selling stockholder. The transaction resulted in net proceeds (after offering expenses) to Electronics Boutique of approximately $68.3 million.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Electronics Boutique believes that it is among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of August 4, 2001, we operated a total of 813 stores in 46 states, Puerto Rico, Canada, Australia, New Zealand, Denmark, Norway, Italy and South Korea, primarily under the names Electronics Boutique and EB GameWorld. In addition, we operated a commercial website under the URL address of www.ebgames.com. As of such date, we also provided management services for Electronics Boutique Plc., which operated over 300 stores in the United Kingdom, Ireland and Sweden. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                              Thirteen weeks ended     Twenty-six weeks ended
                                              ---------------------    ----------------------
                                              August 4,    July 29,    August 4,     July 29,
                                                2001         2000        2001          2000
                                              ---------    --------    ---------     --------
Net sales                                       99.5%        99.4%        99.5%        99.4%
Management fees                                  0.5          0.6          0.5          0.6
                                               -----        -----        -----        -----
Total revenues                                 100.0        100.0        100.0        100.0
Cost of goods sold                              73.8         74.9         75.3         74.7
                                               -----        -----        -----        -----
Gross profit                                    26.2         25.1         24.7         25.3
Operating expenses                              25.0         26.6         23.6         23.6
Depreciation and amortization                    2.7          3.0          2.7          2.7
                                               -----        -----        -----        -----
Loss from operations                            (1.5)        (4.5)        (1.6)        (1.0)
Other income                                     --           1.3          --           0.6
Interest income, net                             --          (0.6)        (0.2)        (0.6)
                                               -----        -----        -----        -----
Income (loss) before income tax expense         (1.5)        (2.6)        (1.4)         0.2
Income tax expense (benefit)                    (0.6)        (1.0)        (0.6)         0.1
                                               -----        -----        -----        -----
Net income (loss)                               (0.9)%       (1.6)%       (0.8)%        0.1%
                                               =====        =====        =====        =====

THIRTEEN WEEKS ENDED AUGUST 4, 2001 COMPARED TO THIRTEEN WEEKS ENDED JULY 29,
2000

     Net sales increased by 39.2% from $125.4 million in the thirteen weeks ended July 29, 2000 to $174.5 million in the thirteen weeks ended August 4, 2001. The increase in net sales was primarily attributable to a 24.8% increase in comparable store sales, which resulted in a $30.5 million increase in net sales, and the additional sales volume resulting from 168 net new stores opened since July 29, 2000. The increase in comparable store sales was primarily due to strong sales of PlayStation 2 hardware, software and accessories and the introduction of Game Boy Advance system in June 2001, partially offset by reductions in sales of Dreamcast, PlayStation one and Nintendo 64 software compared to a year ago.

     Management fees increased by 23.2% from $745,000 in the thirteen weeks ended July 29, 2000 to $918,000 in the thirteen weeks ended August 4, 2001. The increase was primarily attributable to additional fees earned from Electronics Boutique plc., which were partially offset by the elimination of fees earned under the consulting agreement with Borders Group, Inc.

     Cost of goods sold increased by 37.1% from $94.5 million in the thirteen weeks ended July 29, 2000 to $129.5 million in the thirteen weeks ended August 4, 2001. As a percentage of net sales, cost of goods sold decreased from 75.3% in the thirteen weeks ended July 29, 2000 to 74.2% in the thirteen weeks ended August 4, 2001. The decrease in cost of goods sold as a percentage of net sales was primarily due to increased sales of higher margin video game accessories and pre-owned products, improved margins on PC game software and reduced freight costs, partially offset by increased sales of lower margin video game hardware, particularly PlayStation 2 and Game Boy Advance.

     Selling, general and administrative expense increased by 30.9% from $33.5 million in the thirteen weeks ended July 29, 2000 to $43.9 million in the thirteen weeks ended August 4, 2001. As a percentage of total revenues, selling, general and administrative expense decreased from 26.6% in the thirteen weeks ended July 29, 2000 to 25.0% in the thirteen weeks ended August 4, 2001. The $10.4 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses. The decrease in selling, general and administrative expense as a percentage of total revenues was primarily attributable to increase in sales, offset partially by the impact of the above factors on operating expenses.

     Depreciation and amortization expense increased by 26.1% from $3.8 million in the thirteen weeks ended July 29, 2000 to $4.8 million in the thirteen weeks ended August 4, 2001. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores, new distribution centers, and software expense.

     Operating loss improved from a loss of $5.6 million in the thirteen weeks ended July 29, 2000 to a loss of $2.7 million in the thirteen weeks ended August 4, 2001. As a percentage of total revenues, operating loss decreased from a loss of 4.5% in the thirteen weeks ended July 29, 2000 to a loss of 1.5% in the thirteen weeks ended August 4, 2001, as a result of the decreases in cost of goods sold, operating expenses, and depreciation and amortization expense as a percentage of total revenues.

     Other income included non-recurring income of $1.6 million for the thirteen weeks ended July 29, 2000. This represented the $3.5 million termination fee paid by Funco, Inc. upon termination of a merger agreement between the companies, less associated expenses of $1.9 million.

     Interest income, net, decreased from $0.7 million in the thirteen weeks ended July 29, 2000 to $0.2 million in the thirteen weeks ended August 4, 2001. The decrease was attributable to lower cash balances and declining interest rates on short-term investments.

     As a result of all the above factors, Electronics Boutique's loss before income taxes improved $.8 million from a loss of $3.3 million in the thirteen weeks ended July 29, 2000 to a loss of $2.5 million in the thirteen weeks ended August 4, 2001.

     Income tax benefit decreased from a benefit of $1.3 million in the thirteen weeks ended July 29, 2000 to a benefit of $1.0 million in the thirteen weeks ended August 4, 2001. As a percentage of pre-tax loss, income tax benefit remained constant at 39.7%.

TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 29, 2000

     Net sales increased by 28.1% from $275.9 million in the twenty-six weeks ended July 29, 2000 to $353.4 million in the twenty-six weeks ended August 4, 2001. The increase in net sales was primarily attributable to a 19.2% increase in comparable store sales, which resulted in a $50.6 million increase in net sales, and the additional sales volume resulting from 168 net new stores opened since July 29, 2000. Comparable store sales were positively impacted in the twenty-six week period by strong sales of PlayStation 2 hardware, software and accessories and the introduction of Game Boy Advance system in June 2001, partially offset by reductions in sales of Dreamcast, PlayStation one and Nintendo 64 software compared to a year ago.

     Management fees increased by 12.6% from $1.7 million in the twenty-six weeks ended July 29, 2000 to $1.9 million in the twenty-six weeks ended August 4, 2001. The increase was primarily attributable to additional fees earned from Electronics Boutique plc., which were partially offset by the elimination of fees earned under the consulting agreement with Borders Group, Inc.

     Cost of goods sold increased by 29.1% from $207.4 million in the twenty-six weeks ended July 29, 2000 to $267.6 million in the twenty-six weeks ended August 4, 2001. As a percentage of net sales, cost of goods sold increased from 75.1% in the twenty-six weeks ended July 29, 2000 to 75.7% in the twenty-six weeks ended August 4, 2001. The increase in cost of goods sold as a percentage of net sales was primarily due to increased sales of lower margin video game hardware, particularly PlayStation 2 and Game Boy Advance, partially offset by increased sales of higher margin video game accessories and pre-owned products, improved margins on PC game software and reduced freight costs.

     Selling, general and administrative expense increased by 27.8% from $65.6 million in the twenty-six weeks ended July 29, 2000 to $83.9 million in the twenty-six weeks ended August 4, 2001. As a percentage of total revenues, selling, general and administrative expense remained constant at 23.6% in the twenty-six weeks ended July 29, 2000 and in the twenty-six weeks ended August 4, 2001. The $18.3 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses.

     Depreciation and amortization expense increased by 27.4% from $7.3 million in the twenty-six weeks ended July 29, 2000 to $9.3 million in the twenty-six weeks ended August 4, 2001. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores, three new distribution centers and software expense.

     Operating loss increased from a loss of $2.7 million in the twenty-six weeks ended July 29, 2000 to a loss of $5.5 million in the twenty-six weeks ended August 4, 2001. As a percentage of total revenues, operating loss increased from a loss of 1.0% in the twenty-six weeks ended July 29, 2000 to a loss of 1.6% in the twenty-six weeks ended August 4, 2001, as a result of the increases in cost of goods sold as a percentage of total revenues.

     Other income included non-recurring income of $1.6 million for the twenty-six weeks ended July 29, 2000. This represented the $3.5 million termination fee paid by Funco, Inc. upon termination of a merger agreement between the companies, less associated expenses of $1.9 million.

     Interest income, net, decreased from $1.7 million in the twenty-six weeks ended July 29, 2000 to $0.7 million in the twenty-six weeks ended August 4, 2001. The decrease was attributable to lower cash balances and declining interest rates on short-term investments.

     As a result of all the above factors, Electronics Boutique's income (loss) before income taxes decreased by $5.6 million from income of $.7 million in the twenty-six weeks ended July 29, 2000 to a loss of $4.9 million in the twenty-six weeks ended August 4, 2001.

     Income tax expense (benefit) decreased by $2.2 million from an expense of $.3 million in the twenty-six weeks ended July 29, 2000 to a benefit of $1.9 million in the twenty-six weeks ended August 4, 2001. As a percentage of pre-tax income (loss), income tax expense (benefit) remained constant at 39.7%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Electronics Boutique has historically financed its operations through a combination of cash generated from operations and bank debt. At August 4, 2001, we had no borrowings under our $50 million revolving credit facility. On August 14, 2001, Electronics Boutique completed an offering of 4,600,000 shares of common stock. Of the 4,600,000 shares sold, 2,500,000 shares were sold by Electronics Boutique and 2,100,000 shares were sold by EB Nevada Inc., a selling stockholder. The transaction resulted in net proceeds (after offering expenses) to Electronics Boutique of approximately $68.3 million.

     Electronics Boutique used $14.0 million in cash from operations in the twenty-six week period ended August 4, 2001 and used $34.2 million of cash from operations during the twenty-six week period ended July 29, 2000. The $14.0 million of cash used in operations in the current year period was primarily the result of the payment of accrued expenses and income taxes payable that were outstanding at the end of the prior fiscal year, the increase in inventory and prepaid expenses, and the net loss for the period, partially offset by an increase in accounts payable, non-cash charges to net income, and collection of accounts receivable. The $34.2 million of cash used in operations in last year's period was primarily the result of the payment of accounts payable, accrued expenses and income taxes payable that were outstanding at the end of the prior fiscal year, partially offset by cash generated from net income, non-cash charges to net income, collections of accounts receivable and a decrease in merchandise inventory and prepaid expenses.

     Electronics Boutique made capital expenditures of $12.0 million in the twenty-six weeks ended August 4, 2001, primarily to open new stores and remodel existing stores, for leasehold improvements and equipment at our distribution centers. The Company spent $3.4 million on acquisitions in the twenty-six weeks ended August 4, 2001. We made capital expenditures of $22.2 million in the twenty-six weeks ended July 29, 2000, primarily for the purchase of our corporate headquarters and distribution center in West Chester, Pennsylvania, to open new stores and remodel existing stores, for leasehold improvements and equipment at our distribution centers, and for the purchase of land.

     Electronics Boutique believes that cash generated from our operating activities, offering proceeds and available bank borrowings will be sufficient to fund our operations and store expansion programs.

IMPACT OF INFLATION

     Electronics Boutique does not believe that inflation has had a material effect on our net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also establishes that intangible assets acquired in a purchase method business combination must meet specific criteria in order to be recognized and reported apart from goodwill. Statement 142 requires that, starting with fiscal year 2003, goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives in proportion to the economic benefits consumed. The Company has not yet determined the impact of adopting these standards.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are not limited to historical or current facts and deal with potential future circumstances and developments. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks include, but are not limited to:

     o trends affecting Electronics Boutique's financial condition or results of operations;
     o changes in Electronics Boutique's acquisition and capital expenditure plans;
     o the competitive environment in the video game systems and software product industries;
     o    changes in the costs of Electronics Boutique's products;
     o    economic conditions affecting the video game and PC markets;
     o    changes in demographics relating to Electronics Boutique's business;
     o Electronics Boutique's ability to attract and retain qualified personnel; and
     o other factors described in this prospectus, including those set forth under the caption "Risk Factors"

     Please refer to Electronics Boutique's Pre-Effective Amendment No. 2 Registration Statement on Form S-3 (File no. 333-65248) available on the SEC's web site (www.sec.gov) for a more detailed discussion of these and other factors that could cause results to differ materially.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Electronics Boutique is involved from time to time in legal proceedings arising in the ordinary course of its business. Electronics Boutique is the defendant in a lawsuit currently pending before the Commercial Court, Queen's Bench Division of the High Court of Justice in the United Kingdom bought by Electronics Boutique plc. Electronics Boutique plc. claims that under a services agreement and related trademark license agreement, it is entitled operate a retail web site targeted to consumers in the United Kingdom and Ireland in connection with its retail store business in those countries. Specifically, Electronics Boutique claims that the services agreement entitles them to use the Electronics Boutique name and logo on such a web site under the terms of the related trademark license agreement. Electronics Boutique plc. also claims that sales by Electronics Boutique into the United Kingdom and Ireland through its web site violate the services agreement. The case is currently set for trial in March 2002. In the opinion of management, no pending proceedings will have a material adverse effect on Electronics Boutique results of operation or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 16, 2001, Electronics Boutique held its Annual Meeting of Stockholders at which the stockholders:

     (1) Elected James J. Kim and Joseph J. Firestone to serve as Class III Directors until the 2004 annual meeting or until their successors are elected and qualified. Mr. Kim and Mr. Firestone received the number of votes set opposite their respective names:


                                            For Election              Withheld
                                            ------------              --------
          James J. Kim                       19,643,634               1,426,109
          Joseph J. Firestone                19,955,730               1,114,013

     (2) Ratified the Company's appointment of KPMG LLP as the Company's independent certified public accountants for the 2002 fiscal year. The proposal received 21,033,743 votes for the ratification, 31,949 against the ratification and 3,550 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Reports on Form 8-K:

        Electronics Boutique filed the following Current Reports on Form 8-K during the three month period ended August 4, 2001:

        On June 8, 2001, Electronics Boutique filed a Current Report on Form 8-K dated June 7, 2001, reporting under Item 5, announcing the retirement of Electronics Boutique's president and chief executive officer and the promotion of certain of Electronics Boutique's other executive officers, each of which was effective as of June 11, 2001.

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

                                         Electronics Boutique Holdings Corp.
                                         -----------------------------------
                                         (Registrant)

Date: September 18, 2001                 By: /s/ Jeffrey W. Griffiths
                                             ------------------------
                                             Jeffrey W. Griffiths
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


Date: September 18, 2001                 By: /s/ James A. Smith
                                             ------------------
                                             James A. Smith
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)