Form 10-Q
period 2001-11-03
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2001-12-17
CIK 1057746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO__________


                        COMMISSION FILE NUMBER: 000-24603


                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                      ------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                       51-0379406
        ---------------------------------------------------------------
        (STATE OF INCORPORATION)   (IRS EMPLOYER IDENTIFICATION NUMBER)


              931 SOUTH MATLACK STREET
              WEST CHESTER, PENNSYLVANIA                   19382
              ----------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)


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

YES  [X]          NO  [  ]


AT DECEMBER 12, 2001, THERE WERE 25,762,763 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                       ELECTRONICS BOUTIQUE HOLDINGS CORP.
                       -----------------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----



                                                                            PAGE
                                                                            ----

Part I.  Financial Information

         Item 1. Financial Statements
                  Consolidated Balance Sheets at
                   November 3, 2001 (unaudited) and February 3, 2001          3

                  Consolidated Statements of Income (unaudited)
                   Thirteen and thirty-nine weeks ended
                   November 3, 2001 and October 28, 2000                      4

                  Consolidated Statements of Cash Flows (unaudited)
                   Thirty-nine weeks ended
                   November 3, 2001 and October 28, 2000                      5

                  Notes to Consolidated Financial Statements (unaudited)      6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             9


Part II. Other Information

         Item 1.  Legal Proceedings                                          13

         Item 6.  Exhibits and Reports on Form 8-K                           14

Signatures                                                                   14

                           ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS


                                                                                             NOVEMBER 3,       FEBRUARY 3,
ASSETS                                                                                           2001              2001
                                                                                           --------------    --------------
                                                                                             (unaudited)
Current assets:
     Cash and cash equivalents                                                           $    66,857,251   $    45,111,445
     Accounts receivable:
         Trade and vendors                                                                    13,408,896         7,905,650
         Other                                                                                   259,947           257,176
     Merchandise inventories                                                                 195,059,695       100,185,374
     Deferred tax asset                                                                        4,465,191         4,460,780
     Prepaid expenses                                                                          7,860,957         5,069,802
                                                                                           --------------    --------------
Total current assets                                                                         287,911,937       162,990,227
                                                                                           --------------    --------------

Property and equipment:
     Building & leasehold improvements                                                        85,768,662        76,709,776
     Fixtures and equipment                                                                   70,318,718        59,916,886
     Land                                                                                      5,278,348         5,418,727
     Construction in progress                                                                  4,656,927         4,752,103
                                                                                           --------------    --------------
                                                                                             166,022,655       146,797,492
     Less accumulated depreciation and amortization                                           67,814,713        55,629,616
                                                                                           --------------    --------------
Net property and equipment                                                                    98,207,942        91,167,876

Goodwill and other intangible assets, net of accumulated amortization of
     $1,411,964 and $1,242,890 as of November 3, 2001 and February 3, 2001, respectively       3,861,267         1,243,465
Deferred tax asset                                                                             8,628,851         8,676,258
Other assets                                                                                   4,313,599         3,160,714
                                                                                           --------------    --------------
Total assets                                                                             $   402,923,596   $   267,238,540
                                                                                           ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $   157,615,617   $   102,381,151
     Accrued expenses                                                                         34,696,669        23,984,891
     Income taxes payable                                                                              -         6,491,397
                                                                                           --------------    --------------
Total current liabilities                                                                    192,312,286       132,857,439

Long-term liabilities:
     Deferred rent and other long-term liabilities                                             3,501,597         3,161,205

                                                                                           --------------    --------------
Total liabilities                                                                            195,813,883       136,018,644
                                                                                           --------------    --------------

Stockholders' equity
     Preferred stock - authorized 25,000,000 shares; $.01 par value;
          no shares issued and outstanding at November 3, 2001 and February 3, 2001                    -                 -
     Common stock - authorized 100,000,000 shares; $.01 par value;
         25,402,369 and 22,304,722 shares issued and outstanding
         at November 3, 2001 and February 3, 2001, respectively                                  254,024           223,047
     Additional paid-in capital                                                              153,954,139        77,060,816
     Accumulated other comprehensive loss                                                     (2,556,644)       (1,551,809)
     Retained earnings                                                                        55,458,194        55,487,842
                                                                                           --------------    --------------

Total stockholders' equity                                                                   207,109,713       131,219,896
                                                                                           --------------    --------------

Total liabilities and stockholders' equity                                               $   402,923,596   $   267,238,540
                                                                                           ==============    ==============

                            ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                            THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                      -------------------------------   --------------------------------
                                                       NOVEMBER 3,      OCTOBER 28,      NOVEMBER 3,      OCTOBER 28,
                                                          2001             2000             2001              2000
                                                      --------------   --------------   --------------   ---------------

Net sales                                           $   168,191,813  $   158,400,203  $   521,601,155  $    434,338,138
Management fees                                           1,089,808          765,460        2,970,251         2,434,880
                                                      --------------   --------------   --------------   ---------------
Total revenues                                          169,281,621      159,165,663      524,571,406       436,773,018
                                                      --------------   --------------   --------------   ---------------

Costs and expenses:
     Costs of merchandise sold, including freight       122,520,023      122,229,823      390,137,752       329,587,966
     Selling, general and administrative                 37,443,922       30,902,421      121,341,691        96,527,925
     Depreciation and amortization                        5,028,447        4,083,821       14,349,374        11,402,865
                                                      --------------   --------------   --------------   ---------------

Operating income (loss)                                   4,289,229        1,949,598       (1,257,411)         (745,738)
Other income (expense)                                            -          (61,362)               -         1,550,032
Interest income, net                                       (553,635)        (421,959)      (1,208,244)       (2,164,433)
                                                      --------------   --------------   --------------   ---------------

Income (loss) before income taxes                         4,842,864        2,310,195          (49,167)        2,968,727
Income tax expense (benefit)                              1,922,617          916,223          (19,519)        1,177,397
                                                      --------------   --------------   --------------   ---------------

Net income (loss)                                   $     2,920,247  $     1,393,972  $       (29,648) $      1,791,330
                                                      ==============   ==============   ==============   ===============

Net income (loss) per share - basic                 $          0.12  $          0.06  $         (0.00) $           0.08
                                                      ==============   ==============   ==============   ===============

Weighted average shares outstanding - basic              24,951,649       22,265,270       23,269,897        22,239,564
                                                      ==============   ==============   ==============   ===============

Net income (loss) per share - diluted               $          0.11  $          0.06  $         (0.00) $           0.08
                                                      ==============   ==============   ==============   ===============

Weighted average shares outstanding - diluted            25,700,460       22,621,368       23,519,500        22,422,926
                                                      ==============   ==============   ==============   ===============

                            ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                                  THIRTY-NINE WEEKS ENDED
                                                                          ----------------------------------
                                                                             NOVEMBER 3,        OCTOBER 28,
                                                                                 2001              2000
                                                                          ---------------    ---------------
Cash flows from operating activities:
     Net income (loss)                                                   $       (29,648)   $     1,791,330
     Adjustments to reconcile net income(loss) to cash used in
         operating activities:
             Depreciation of property and equipment                           14,180,300         11,097,276
             Amortization of other assets                                        169,074            305,589
             Loss on disposal of property and equipment                           96,469            239,589
             Changes in assets and liabilities:
                Decrease (increase) in:
                    Accounts receivable                                       (5,533,772)        (2,476,878)
                    Merchandise inventories                                  (94,111,104)       (70,028,963)
                    Prepaid expenses                                          (2,847,748)           675,209
                    Deferred taxes                                               (23,598)                 0
                    Other long-term assets                                    (1,276,968)          (515,026)
                (Decrease) increase in:
                    Accounts payable                                          55,362,690         40,664,512
                    Accrued expenses                                          10,334,887         (1,405,129)
                    Income taxes payable                                      (6,486,190)        (9,967,704)
                    Deferred rent                                                366,446            390,219
                                                                          ---------------    ---------------
Net cash used in operating activities                                        (29,799,162)       (29,229,976)
                                                                          ---------------    ---------------
Cash flows used in investing activities:
     Purchases of property and equipment                                     (21,685,229)       (33,813,070)
     Proceeds from disposition of assets                                          92,636             16,571
     Assets acquired, net of cash                                             (3,868,580)                 0
                                                                          ---------------    ---------------
Net cash used in investing activities                                        (25,461,173)       (33,796,499)
                                                                          ---------------    ---------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                   8,398,819                  0
     Repayments of long-term debt                                                      -             (8,353)
     Proceeds from issuance of common stock                                   68,525,482            978,527
                                                                          ---------------    ---------------
Net cash provided by financing activities                                     76,924,301            970,174
                                                                          ---------------    ---------------

Effects of exchange rates on cash                                                 81,840           (718,387)

Net increase (decrease) in cash and cash equivalents                          21,745,806        (62,774,688)
Cash and cash equivalents, beginning of period                                45,111,445         88,356,091
                                                                          ---------------    ---------------
Cash and cash equivalents, end of period                                 $    66,857,251   $     25,581,403
                                                                          ===============    ===============

Supplemental disclosures of cash flow information:

Taxes paid                                                               $     6,738,245   $     12,878,442
Interest paid                                                                      1,517              3,387

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

    The accompanying unaudited consolidated financial statements of Electronics Boutique have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001 contained in Electronics Boutique's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and thirty-nine week period ended November 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

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

(4)      DEBT

    Electronics Boutique has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of November 3, 2001, there were no outstanding borrowings on this facility.

(5)      COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                                  Thirteen weeks ended            Thirty-nine weeks ended
                                              -----------------------------   -------------------------------
                                              November 3,     October 28,     November 3,      October 28,
                                                 2001             2000            2001             2000
                                              ------------    -------------   -------------   ---------------
Net income (loss)                           $   2,920,247   $    1,393,972  $      (29,648)  $     1,791,330
Foreign currency translation adjustment          (278,957)      (1,065,697)     (1,004,835)       (1,964,565)
                                              ------------    -------------   -------------   ---------------
Comprehensive income (loss)                 $   2,641,290   $      328,275  $   (1,034,483)  $      (173,235)
                                              ============    =============   =============   ===============

 (6)  FOREIGN CURRENCY

     Electronics Boutique is subject to foreign currency risk as it operates in a number of countries outside the United States. Electronics Boutique occasionally enters into derivative contracts to manage its exposure against foreign currency fluctuations on intercompany loans, accounts payable, and equity investments. These contracts are used to mitigate the foreign currency risk. Electronics Boutique does not purchase speculative derivatives.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Electronics Boutique adopted this standard in the first quarter of fiscal year 2002. Adoption of this standard did not materially impact Electronics Boutique's results of operations or financial condition.

      As of November 3, 2001, Electronics Boutique had a total of eleven forward contracts and two cross-currency swap contracts. The notional amount of the forward contracts is $16,462,000, and the cross-currency swaps notional amount is $3,000,000. The total fair market value of all contracts is approximately $269,000. These contracts were purchased as fair value hedges of intercompany loans and equity investments. Electronics Boutique recorded an immaterial amount of net loss related to hedge ineffectiveness in the quarter. The net loss is recorded in selling, general, and administrative expense. Seven contracts for $13,412,000 expire in December 2001 and the remaining contracts for $6,050,000 expire in 2003 and 2004.



(7)   ACQUISITIONS

      During the second quarter, Electronics Boutique expanded into Europe via the acquisition of the assets of eight retail stores and an internet site in Denmark and Norway for approximately $1.9 million.

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

     During the third quarter, Electronics Boutique expanded its European operations by acquiring 90% of the capital stock of a German company, which then acquired assets consisting of three retail stores, a publishing business, a mail order operation and an internet site for approximately $468,000.

     This acquisition was accounted for using the purchase method of accounting and resulted in goodwill of $170,000. The result of operations of the acquisition is included in the results of operations since the acquisition date but was not significant to Electronics Boutique.



(8)  PUBLIC OFFERING

      On August 14, 2001, Electronics Boutique completed an offering of 4,600,000 shares of common stock. Of the 4,600,000 shares sold, 2,500,000 shares were sold by Electronics Boutique and 2,100,000 shares were sold by EB Nevada Inc., a selling stockholder. The transaction resulted in net proceeds (after offering expenses) to Electronics Boutique of approximately $68.2 million.

(9)      SUBSEQUENT EVENTS

     On November 15, 2001, Electronics Boutique acquired all the outstanding shares of Tradition Svenska AB, a privately held video and hobby games retailer with 11 stores located in several cities in Sweden, in a cash transaction. In addition to its retail outlets, the company operates an e-commerce operation through two Websites, WWW.TRADITION.SE and www.tradition.nu.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Electronics Boutique believes that it is among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of November 3, 2001, we operated a total of 878 stores in 46 states, Puerto Rico, Canada, Australia, New Zealand, Denmark, Norway, Italy, Germany and South Korea, primarily under the names Electronics Boutique and EB GameWorld. In addition, we operated a commercial website under the URL address of WWW.EBGAMES.COM. As of such date, we also provided management services for Electronics Boutique plc., which operated over 400 stores in the United Kingdom, Ireland, Sweden, Spain and France. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:


                                                        THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                     ---------------------------     ---------------------------
                                                     November 3,     October 28,     November 3,     October 28,
                                                        2001            2000            2001            2000
                                                     -----------     -----------     -----------     -----------
Net sales                                                 99.4%           99.5%           99.4%           99.4%
Management fees                                            0.6             0.5             0.6             0.6
                                                     -----------     -----------     -----------     -----------
Total revenues                                           100.0           100.0           100.0           100.0
Cost of goods sold                                        72.4            76.8            74.4            75.5
                                                     -----------     -----------     -----------     -----------
Gross profit                                              27.6            23.2            25.6            24.5
Operating expenses                                        22.1            19.4            23.1            22.1
Depreciation and amortization                              3.0             2.6             2.7             2.6
                                                     -----------     -----------     -----------     -----------
Income (loss) from operations                              2.5             1.2            (0.2)           (0.2)
Other income                                                 -               -               -             0.4
Interest income, net                                      (0.3)           (0.3)           (0.2)           (0.5)
                                                     -----------     -----------     -----------     -----------
Income (loss) before income tax expense                    2.8             1.5            (0.0)            0.7
Income tax expense (benefit)                               1.1             0.6            (0.0)            0.3
                                                     -----------     -----------     -----------     -----------
Net income (loss)                                          1.7%            0.9%           (0.0)%           0.4%
                                                     ===========     ===========     ============    ===========


THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 2000

             Net sales increased by 6.2% from $158.4 million in the thirteen weeks ended October 28, 2000 to $168.2 million in the thirteen weeks ended November 3, 2001. The increase in net sales was primarily attributable to the additional sales volume resulting from 184 net new stores opened since October 28, 2000, offset by a 10.3% decrease in comparable store sales, which resulted in a $16.7 million decrease in net sales. The decrease in comparable store sales occurred primarily after the terrorist incident on September 11, 2001. After this event, we experienced a decline in comparable mall traffic and sales of video game hardware and related accessories compared to prior activity. Software sales were negatively impacted due to the delayed launch of several video game and PC titles to late in the quarter or into the fourth quarter. Sales of PlayStation 2 console systems in the current quarter were lower than the first three days of the system's launch in last year's period. Additionally, sales of prior generation console systems (PlayStation one, Nintendo 64, and Dreamcast) continued to decline as consumer demand for the next generation console systems (PlayStation 2, Xbox, and GameCube) rapidly grows.

    Management fees increased by 42.4% from $765,000 in the thirteen weeks ended October 28, 2000 to $1.1 million in the thirteen weeks ended November 3, 2001. The increase was primarily attributable to additional fees earned from Electronics Boutique plc., which were partially offset by the elimination of fees earned under the consulting agreement with Borders Group, Inc.

    Cost of goods sold increased by 0.2% from $122.2 million in the thirteen weeks ended October 28, 2000 to $122.5 million in the thirteen weeks ended November 3, 2001. As a percentage of net sales, cost of goods sold decreased from 77.2% in the thirteen weeks ended October 28, 2000 to 72.8% in the thirteen weeks ended November 3, 2001. The decrease in cost of goods sold as a percentage of net sales was primarily due to increased sales of higher margin video game software and pre-owned products, improved margins on PC game software, lower sales of video game hardware, and reduced freight costs.

    Selling, general and administrative expense increased by 21.2% from $30.9 million in the thirteen weeks ended October 28, 2000 to $37.4 million in the thirteen weeks ended November 3, 2001. As a percentage of total revenues, selling, general and administrative expense increased from 19.4% in the thirteen weeks ended October 28, 2000 to 22.1% in the thirteen weeks ended November 3, 2001. The $6.5 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses. The increase in selling, general and administrative expense as a percentage of total revenues was primarily attributable to the 10.3% decrease in comparable store sales.

    Depreciation and amortization expense increased by 23.1% from $4.1 million in the thirteen weeks ended October 28, 2000 to $5.0 million in the thirteen weeks ended November 3, 2001. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores, new distribution centers, and software expense.

    Operating income increased by 120.0% from $1.9 million in the thirteen weeks ended October 28, 2000 to $4.3 million in the thirteen weeks ended November 3, 2001. As a percentage of total revenues operating income increased from 1.2% in the thirteen weeks ended October 28, 2000 to 2.5% in the thirteen weeks ended November 3, 2001. This increase was a result of the decreases in cost of goods sold, partially offset by the increased operating, depreciation and amortization expense as a percentage of total revenues.

    Other expense included non-recurring expense of $61,000 for the thirteen weeks ended October 28, 2000. This represented additional expenses related to the proposed merger with Funco, Inc.

    Interest income, net, increased from $422,000 in the thirteen weeks ended October 28, 2000 to $554,000 in the thirteen weeks ended November 3, 2001. The increase was attributable to higher cash balances primarily due to our secondary offering completed in August 2001, offset by declining interest rates on short-term investments.

    As a result of all the above factors, Electronics Boutique's income before income taxes increased $2.5 million from $2.3 million in the thirteen weeks ended October 28, 2000 to $4.8 million in the thirteen weeks ended November 3, 2001.

    Income tax expense increased from $0.9 million in the thirteen weeks ended October 28, 2000 to $1.9 million in the thirteen weeks ended November 3, 2001. As a percentage of pre-tax income, income tax expense remained constant at 39.7%.

THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

    Net sales increased by 20.1% from $434.3 million in the thirty-nine weeks ended October 28, 2000 to $521.6 million in the thirty-nine weeks ended November 3, 2001. The increase in net sales was primarily attributable to an 8.0% increase in comparable store sales, which resulted in a $33.9 million increase in net sales, and the additional sales volume resulting from 184 net new stores opened since October 28, 2000. Comparable store sales were positively impacted in the thirty-nine week period by strong sales of PlayStation 2 hardware, software and accessories and the introduction of Game Boy Advance system in June 2001, partially offset by reductions in sales of Dreamcast, PlayStation one and Nintendo 64 software compared to a year ago.

    Management fees increased by 22.0% from $2.4 million in the thirty-nine weeks ended October 28, 2000 to $3.0 million in the thirty-nine weeks ended November 3, 2001. The increase was primarily attributable to additional fees earned from Electronics Boutique plc., which were partially offset by the elimination of fees earned under the consulting agreement with Borders Group, Inc.

    Cost of goods sold increased by 18.4% from $329.6 million in the thirty-nine weeks ended October 28, 2000 to $390.1 million in the thirty-nine weeks ended November 3, 2001. As a percentage of net sales, cost of goods sold decreased from 75.9% in the thirty-nine weeks ended October 28, 2000 to 74.8% in the thirty-nine weeks ended November 3, 2001. The decrease in cost of goods sold as a percentage of net sales was primarily due to increased sales of higher margin video game accessories and pre-owned products, improved margins on PC game software and reduced freight costs, partially offset by increased sales of lower margin video game hardware, particularly PlayStation 2 and Game Boy Advance,

    Selling, general and administrative expense increased by 25.7% from $96.5 million in the thirty-nine weeks ended October 28, 2000 to $121.3 million in the thirty-nine weeks ended November 3, 2001. As a percentage of total revenues, selling, general and administrative expense increased from 22.1% in the thirty-nine weeks ended October 28, 2000 to 23.1% in the thirty-nine weeks ended November 3, 2001. The $24.8 million increase was primarily attributable to the increase in Electronics Boutique's domestic and international store base and the associated increases in store, distribution, and headquarter operating expenses.

    Depreciation and amortization expense increased by 25.8% from $11.4 million in the thirty-nine weeks ended October 28, 2000 to $14.3 million in the thirty-nine weeks ended November 3, 2001. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores, new distribution centers and software expense.

    Operating loss increased from $0.7 million in the thirty-nine weeks ended October 28, 2000 to $1.3 million in the thirty-nine weeks ended November 3, 2001. As a percentage of total revenues, operating loss remained constant at 0.2% in the thirty-nine weeks ended October 28, 2000 and in the thirty-nine weeks ended November 3, 2001.

    Other income included non-recurring income of $1.6 million for the thirty-nine weeks ended October 28, 2000. This represented the $3.5 million termination fee paid by Funco, Inc. upon termination of a merger agreement between the companies, less associated expenses of $1.9 million.

    Interest income, net, decreased from $2.2 million in the thirty-nine weeks ended October 28, 2000 to $1.2 million in the thirty-nine weeks ended November 3, 2001. The decrease was attributable to lower cash balances and declining interest rates on short-term investments.

    As a result of all the above factors, Electronics Boutique's income before income taxes decreased by $3.0 million from income of $3.0 million in the thirty-nine weeks ended October 28, 2000 to a loss of $49,000 in the thirty-nine weeks ended November 3, 2001.

    Income tax expense decreased by $1.2 million from an expense of $1.2 million in the thirty-nine weeks ended October 28, 2000 to a benefit of $20,000 in the thirty-nine weeks ended November 3, 2001. As a percentage of pre-tax income
(loss), income tax expense (benefit) remained constant at 39.7%.

SEASONALITY AND QUARTERLY RESULTS

    Electronics Boutique's business, like that of most retailers, is highly seasonal. A significant portion of our net sales, management fees and profits are generated during our fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, world events, shifts in the timing of certain holidays or promotions and changes in our merchandise mix.

LIQUIDITY AND CAPITAL RESOURCES

    Electronics Boutique has historically financed its operations through a combination of cash generated from operations and bank debt. At November 3, 2001, we had no borrowings under our $50 million revolving credit facility. On August 14, 2001, Electronics Boutique completed an offering of 4,600,000 shares of common stock. Of the 4,600,000 shares sold, 2,500,000 shares were sold by Electronics Boutique and 2,100,000 shares were sold by EB Nevada Inc., a selling stockholder. The transaction resulted in net proceeds (after offering expenses) to Electronics Boutique of approximately $68.2 million.

    Electronics Boutique used $29.8 million in cash from operations in the thirty-nine week period ended November 3, 2001 and used $29.2 million of cash from operations during the thirty-nine week period ended October 28, 2000. The $29.8 million of cash used in operations in the current year period was primarily the result of the increase in inventory and payment of income taxes payable that were outstanding at the end of the prior fiscal year, partially offset by an increase in accounts payable and accrued expenses. The $29.2 million of cash used in operations in last year's period was primarily the result of the increase in inventory and payment of income taxes payable that were outstanding at the end of the prior fiscal year, partially offset by an increase in accounts payable.

    Electronics Boutique made capital expenditures of $21.7 million in the thirty-nine weeks ended November 3, 2001, primarily to open new stores and remodel existing stores, for leasehold improvements and equipment at our distribution centers. The Company spent $3.9 million on acquisitions in the thirty-nine weeks ended November 3, 2001. We made capital expenditures of $33.8 million in the thirty-nine weeks ended October 28, 2000, primarily for the purchase of our corporate headquarters and distribution center in West Chester, Pennsylvania, to open new stores and remodel existing stores, for leasehold improvements and equipment at our distribution centers, and for the purchase of land.

    Electronics Boutique believes that cash generated from our operating activities, offering proceeds and available bank borrowings will be sufficient to fund our operations and store expansion programs for the foreseeable future.

IMPACT OF INFLATION

    Electronics Boutique does not believe that inflation has had a material effect on our net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also establishes that intangible assets acquired in a purchase method business combination must meet specific criteria in order to be recognized and reported apart from goodwill. Statement 142 requires that, starting with fiscal year 2003, goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives in proportion to the economic benefits consumed. Electronics Boutique has not yet determined the impact of adopting these standards.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Electronics Boutique is evaluating the impact of SFAS 144 on its results of operations, financial position and liquidity

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are not limited to historical or current facts and deal with potential future circumstances and developments. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks include, but are not limited to:

    o trends affecting Electronics Boutique's financial condition or results of operations;
    o changes in Electronics Boutique's acquisition and capital expenditure plans;
    o the competitive environment in the video game systems and software product industries;
    o    changes in the costs of Electronics Boutique's products;
    o    economic conditions affecting the video game and PC markets;
    o    changes in demographics relating to Electronics Boutique's business;
         and
    o Electronics Boutique's ability to attract and retain qualified personnel.

    Please refer to Electronics Boutique's Pre-Effective Amendment No. 2 Registration Statement on Form S-3 (File no. 333-65248) available on the SEC's web site (www.sec.gov) for a more detailed discussion of these and other factors that could cause our performance to differ materially.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Electronics Boutique is involved from time to time in legal proceedings arising in the ordinary course of its business. Electronics Boutique is the defendant in a lawsuit currently pending before the Commercial Court, Queen's Bench Division of the High Court of Justice in the United Kingdom bought by Electronics Boutique plc. Electronics Boutique plc. claims that under a services agreement and related trademark license agreement, it is entitled to operate a retail web site targeted to consumers in the United Kingdom and Ireland in connection with its retail store business in those countries. Specifically, Electronics Boutique plc. claims that the services agreement entitles them to use the Electronics Boutique name and logo on such a web site under the terms of the related trademark license agreement. Electronics Boutique plc. also claims that sales by Electronics Boutique into the United Kingdom and Ireland through its web site violate the services agreement. The case is currently set for trial in March 2002. In the opinion of management, no pending proceedings will have a material adverse effect on Electronics Boutique results of operation or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Reports on Form 8-K:

                  Electronics Boutique filed the following Current Reports on Form 8-K during the three month period ended November 3, 2001:

                  On August 7, 2001, Electronics Boutique filed a Current Report on Form 8-K dated August 6, 2001, reporting under Item 5, announcing that through its Danish subsidiary, Electronics Boutique Denmark Holdings ApS, it had indirectly acquired 70% of the capital stock of K. EB Italy S.r.l., an Italian company. K. EB Italy owns a retail video game and computer software business in Italy comprised of 10 retail stores and a related distribution business.





















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

                              ELECTRONICS BOUTIQUE HOLDINGS CORP.
                              -----------------------------------
                              (Registrant)

Date:  December 17, 2001      By:   /s/ JEFFREY W. GRIFFITHS
                                    ------------------------
                                    Jeffrey W. Griffiths
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date:  December 17, 2001      By:   /s/ JAMES A. SMITH
                                    ------------------
                                    James A. Smith
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)