Form 10-K
period 2002-02-02
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2002-04-30
CIK 1057746

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 000-24603

ELECTRONICS BOUTIQUE HOLDINGS CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	51-0379406 (IRS Employer Identification Number)
931 South Matlack Street West Chester, Pennsylvania (Address of principal executive offices)	19382 (Zip Code)

Registrant's telephone number, including area code: 610/430-8100

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        The aggregate market value of Common Stock held by non-affiliates, based upon the closing sale price as reported on the NASDAQ National Market on April 23, 2002, was approximately $444,385,449.

        At April 23, 2002, there were 25,810,462 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002
INDEX

PART I

Preliminary Note Regarding Forward-Looking Statements

        When used in this Annual Report on Form 10-K, the words "expect," "estimate," "anticipate," "intend," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements within the meaning of and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the intent, belief or current expectations of Electronics Boutique, its directors or its officers with respect to, among other things: (i) trends affecting Electronics Boutique's financial condition or results of operations; and (ii) Electronics Boutique's business and growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results or outcomes may differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in Item 1. "Business—Risk Factors".

Item 1. Business

General

        We believe we are among the world's largest specialty retailers of electronic games. As of February 2, 2002, we operated 937 stores, primarily under the names Electronics Boutique and EB GameWorld, in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea, Sweden and the United States. We also operate a commercial web site under the URL address www.ebgames.com. We sell video game hardware and software, PC entertainment software and related accessories and products. Our compound annual growth rates for sales and pre-tax net income from fiscal 1997 through fiscal 2002 were 24.5% and 27.6%, respectively.

        The video game and PC entertainment industry is an approximately $9.5 billion market in the United States that has grown at a compound annual growth rate of 14.1% over the last two years. According to International Development Group, a leading market research firm in our industry, this industry is projected to grow at an annual rate of approximately 16.5% for the next two years primarily as a result of the recent roll-outs of new video game hardware systems. The introductions of Sony's PlayStation 2 in late 2000, Nintendo's Game Boy Advance in June 2001, and Nintendo's GameCube and Microsoft's Xbox in November 2001 represent the most significant video game hardware introductions since 1996. These introductions have increased the installed base of video game hardware units and are expected to drive growth in the software segment. We believe our position as the destination of choice for the electronic game enthusiast will enable us to benefit from this rapid industry growth.

        We serve the electronic game enthusiast who demands immediate access to new release titles and who generally purchases more video game titles and PC entertainment software than the average electronic game consumer. As a result, we believe our tie ratio of sales of software units to hardware units sold is consistently above the industry average. We believe that we attract the electronic game enthusiast due to our:

  •
  specialty store focus;

  •
  ability to stock sought-after new releases;

  •
  breadth of product selection; and

  •
  knowledgeable sales associates.

        We believe that our vendors recognize the importance of our electronic game enthusiast customer base and, consequently, often grant us disproportionately large allocations of new release titles and products. We support our stores through a highly effective centralized inventory management system. This system enables us to execute our "first-to-market" new release strategy and efficiently manage overall inventory levels in order to maximize the sale of new products during peak periods and avoid markdowns as titles mature.

Risk Factors

Risks Related to the Electronic Games Industry

Manufacturers may fail to introduce or delay the introduction of new products, which could hurt our ability to attract and retain customers.

        We are highly dependent on the introduction of new and enhanced video game and PC hardware and software by manufacturers for our success. If manufacturers fail to introduce or delay the introduction of new products, we would have difficulty attracting and retaining customers to buy the products we sell, which could adversely affect our business. Many of the factors that impact our ability to offer new products are beyond our control, including:

  •
  our dependence upon manufacturers to introduce new or enhanced video game systems;

  •
  our reliance upon continued technological development and the continued use of PCs;

  •
  our dependence upon software publishers to develop popular game and entertainment titles for game systems or PCs; and

  •
  the availability and timeliness of new product releases.

The video game system and software product industries are cyclical, which could cause significant fluctuations in our earnings.

        Demand for video game systems and software fluctuates in relation to the introduction of next-generation hardware and related software titles. Manufacturers have historically introduced next-generation systems every four to five years. Sales volumes of new video game systems and related software titles are generally higher in the initial stages of the products' life cycles. As a product reaches the end of its life cycle, demand for the product will generally decline as our customers anticipate the introduction of next-generation products. If leading video game system manufacturers fail to continue to introduce next-generation systems, or fail to enhance existing systems on a periodic basis, our sales of hardware systems and related titles will decrease, which could have an adverse effect on our results of operations and financial condition.

If we fail to keep pace with rapidly changing industry technology, we will be at a competitive disadvantage.

        The video game and PC industries are characterized by swiftly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. These characteristics require us to respond quickly to technological changes and to understand their impact on our customers' preferences. If we fail to keep pace with these changes, our business may suffer. In addition, some of these technological changes, such as the ability to download electronic games onto PCs or play games on the Internet through consoles could make the retail sale of video games and PC entertainment software obsolete. If advances in technology continue to expand our customers' ability to access software through other sources, our sales and earnings could be negatively impacted.

Risks Related to Our Business

Failure to manage new store openings or renew existing locations as they expire could negatively impact our operational and financial results.

        Our growth depends on our ability to open and operate new stores profitably. We currently intend to open approximately 200 new stores in fiscal 2003. Our ability to open new stores in a timely and profitable manner depends upon numerous contingencies, including our ability to locate and lease suitable store sites build out these sites on a timely and cost-effective basis, hire and train new associates, and then integrate these stores into our existing operations. We cannot assure you that we will be able to achieve our planned expansion or that our new stores will achieve sales and profitability levels comparable to our existing stores.

        As of February 2, 2002, 120 or approximately 13% of our stores were operated under leases with terms that expire in less than one year. We cannot assure you that we will be able to maintain these existing store locations as leases expire or that we will be able to locate suitable alternative sites on acceptable terms.

If we do not compete effectively, we will lose customers and our earnings will decline.

        We are faced with intense competition in the electronic games industry and this could lead to reduced sales and profit margins. We compete with

  •
  video game and PC software specialty stores;

  •
  mass merchants;

  •
  toy retail chains;

  •
  online retailers;

  •
  mail-order businesses;

  •
  direct-to-consumer software publishers;

  •
  office supply, computer product and consumer electronic superstores; and

  •
  emerging alternative channels of distribution.

        Some of these competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than we have. We also compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

Failure to successfully complete and integrate future acquisitions could negatively impact our business.

        As part of our efforts to grow and compete, we may engage in acquisitions. In fiscal 2002, we acquired an aggregate of 32 stores in Denmark, Germany, Italy, Norway and Sweden. Our plans to pursue future acquisitions are subject to our ability to negotiate favorable terms for these acquisitions. Accordingly, we cannot assure you that future acquisitions will be completed. In addition, to facilitate future acquisitions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Finally, if any acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected.

Our services agreement with Electronics Boutique Plc ("EB-UK") restricts our ability to expand our business in Europe and litigation with EB-UK could adversely affect our business and earnings.

        Our services agreement with EB-UK prohibits us from competing with EB-UK in the United Kingdom and Ireland until January 2007. The services agreement also requires that, until January 2006, we report to EB-UK any opportunity relating to the electronic game retailing business that we become aware of in Europe (excluding Scandinavia) which could be made available to EB-UK and that we use reasonable endeavors to procure that each and every such opportunity is first offered to EB-UK, on the same terms, including as to cost. As a result, EB-UK could impede our planned expansion into Europe by pursuing opportunities in Europe, which we report to it and entering into agreements with our intended business partners. EB-UK has publicly stated that it intends to expand its business into continental Europe. Our compliance with the services agreement will delay and could prevent, limit, or increase the cost of, any acquisitions in continental Europe. We have in the past had, and presently have, disagreements with EB-UK in connection with the application of its rights under the services agreement to our expansion activities in Europe. These disagreements have resulted in litigation and could result in additional litigation.

        Under the services agreement, EB-UK is responsible for the payment of fees equal to 1.0% of EB-UK's net sales plus a bonus calculated on the basis of net income in excess of a pre-established target set by EB-UK. In fiscal 2002, we received approximately $5.9 million in management fees from EB-UK. Our predecessor, The Electronics Boutique, Inc. ("EB") and EB Services Company, LLP ("EB Services") are currently defendants in a lawsuit pending before the Chancery Division of the High Court of Justice in the United Kingdom brought by EB-UK in March 2002. EB-UK claims that, as result of certain events, including our August 2001 secondary offering, a change in control has occurred allowing it to terminate the services agreement between EB Services and EB-UK prior to its expiration in 2006. No monetary damages are being sought by EB-UK. However, if EB-UK was to prevail in this lawsuit or in any subsequent disputes that may arise, our earnings could be significantly impacted.

Our operating results fluctuate from period to period, which could result in a lower price for our common stock.

        Our business is affected by seasonal patterns. We historically generate our highest net sales, management fees and net income during the fourth quarter, which includes the holiday selling season. During fiscal 2002, we generated approximately 48.3% of our net sales and substantially all of our operating income during the fourth quarter. Accordingly, any adverse trend in net sales during the holiday selling season could adversely affect our results of operations for the fourth quarter and the entire year. In addition to our dependence on fourth quarter sales, our results fluctuate from quarter to quarter depending upon a variety of factors, most of which we cannot control. These include:

  •
  the timing of new product introductions and new store openings;

  •
  general economic conditions;

  •
  weather;

  •
  shifts in the timing of certain holidays or promotions; and

  •
  changes in our merchandise mix.

        These fluctuations make the prediction of our financial results on a quarterly basis difficult.

If we fail to obtain products from our domestic and overseas suppliers, our sales and gross profit will be adversely affected.

        We rely heavily upon our suppliers to provide us with new products as quickly as possible. We purchase a significant amount of products from Nintendo of America, Inc., Microsoft Corp., Electronic Arts, Inc., and Sony Computer Entertainment, Inc. and often receive shipments of new release products which are disproportionately large relative to our share of the overall consumer electronic game market. During fiscal 2002, our purchases from Sony, Microsoft, Electronic Arts and Nintendo represented 18.2%, 11.3%, 9.6% and 7.5%, respectively, of our net purchases. We believe that the loss of any of these suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, our financial performance largely depends upon the business terms we obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. Our failure to maintain favorable business terms with our suppliers could adversely affect our ability to offer products to consumers at competitive prices.

        During fiscal 2002, approximately one-third of our product purchases were from domestic distributors of products manufactured outside of the United States, primarily in Asia. To the extent that our distributors rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of important restrictions, could adversely affect our business. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of these products generally and could increase the cost and reduce the supply of products available to us.

If our management information systems fail to perform or are inadequate, our ability to manage our business could be disrupted.

        We rely on a warehouse management system used in our domestic distribution centers and an inventory replenishment system to track sales and inventory. Our systems allow us to execute our "first-to-market" new release strategy, to keep our stores in stock at optimum levels and to move inventory efficiently. If our management information systems fail to adequately perform these functions, our business could be adversely affected.

Our international operations expose us to numerous risks.

        We have international retail operations in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea, and Sweden. Net sales in these foreign countries represented approximately 14.6% of our net sales in fiscal 2002. We are subject to a number of factors, which may impair our current or future international opportunities. These include:

  •
  economic downturns;

  •
  currency exchange rate fluctuations;

  •
  international incidents; and

  •
  government instability.

We depend upon our key personnel and they would be difficult to replace.

        Our success depends upon our ability to attract, motivate and retain key management associates for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. While we have been successful in maintaining the continuity of our management team, including our executive officers, we cannot assure you that we will continue to be successful retaining such personnel. If we fail to retain qualified personnel, our business could suffer.

Other Risks

The Kim family has significant control of our company and can make decisions that could adversely affect our stock price and prevent a change of control.

        EB Nevada Inc., a company indirectly controlled by James Kim, his wife and certain trusts for the benefit of his children, beneficially owns approximately 46.1% of the outstanding shares of our common stock. Accordingly, the Kim family effectively controls our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This control may have the effect of delaying, preventing or deterring a change in control of our company and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition. Under a credit facility we have with Fleet Capital Corporation, if the Kim family does not own, indirectly through EB Nevada, at least 25% of our outstanding capital stock, we may be declared in default under the credit facility.

Our status as a holding company and our credit facility restrict our ability to pay dividends on our common stock.

        We are a holding company and do not have any material assets other than our ownership interests in our subsidiaries. Our common stock will be junior in right of payment to all of our existing and future liabilities and obligations and, by virtue of the fact that we are a holding company, our common stock will be structurally junior in right of payment to all existing and future liabilities and obligations of each of our subsidiaries. We have not declared or paid dividends on our common stock since our initial public offering in July 1998 and do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, our credit facility with Fleet Capital Corporation restricts our ability to declare or pay dividends on our common stock.

Our certificate of incorporation and bylaws contain anti-takeover protections, which may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

        Certain provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if a takeover would benefit our stockholders.

Industry Overview

        The electronic game industry is segmented into two primary product categories, video games and PC entertainment software.

        Video games.    Domestic retail sales of video game titles and hardware were approximately $7.7 billion in 2001 and, according to International Development Group, are expected to grow approximately 13% annually for the next two years due to this past year's introduction of several new hardware platforms. Growth in the industry has been driven by continued improvements in systems technology, substantial growth in the number of titles available across game categories and the emergence of well-capitalized software publishers with significant advertising budgets to support new releases. Enhanced technological features of new hardware platforms expand gaming capabilities, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase their first systems.

        From 1996 to September 1999, Nintendo and Sony, each of which manufactures proprietary hardware, dominated the video game market. Sony introduced the PlayStation in 1995 and Nintendo introduced the Nintendo 64 in 1996. In September 1999, Sega introduced the Sega Dreamcast. In October 2000, Sony introduced the PlayStation 2, which represented a significant improvement in graphics, processing power and audio quality over the systems in use at the time. Nintendo introduced the Game Boy Advance, the successor to the highly successful Game Boy, in June 2001. Nintendo's GameCube, introduced in November 2001, features significant performance enhancements over the Nintendo 64 system and is based on CD technology as compared to the prior cartridge-based technology. Microsoft's Xbox, also launched in November 2001, provides advanced graphics and Internet connectivity. We believe that the Game Boy Advance, PlayStation 2, GameCube and Xbox represent the beginning of a new expansion cycle for the electronic game industry.

        At year end 2001, the installed base of video game hardware systems in the United States totaled approximately 7.3 million PlayStation units, 1.4 million Xbox units, 1.2 million GameCube units and 4.8 million Game Boy Advance units. Hardware manufacturers and third-party publishers produce a wide range of game titles for each of these major hardware systems. In addition, according to NPD Group, Inc., a market research firm, sales of video game systems accessories were estimated to be approximately $967 million in 2001.

        PC entertainment software.    Domestic retail sales of PC entertainment software were approximately $1.4 billion in 2001 and, according to International Development Group, are expected to grow at approximately 3% annually over the next several years. PC entertainment software is generally sold in the form of CD-Roms and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities. The domestic installed base of multimedia PCs has increased from approximately 14.0 million units in 1995 to approximately 58.4 million units in 2001.

        Customers.    We believe the typical electronic game consumer is male, between the ages of 14 and 34, and lives in a household with an annual income in excess of $50,000. According to a study conducted by Ziff Davis Media Game Group, our core customer, the electronic game enthusiast, owns multiple video game hardware systems and purchases an average of 12 game titles per year, significantly more than the average electronic game consumer. In addition, many electronic game players purchase PC entertainment software as well as video game titles.

Competitive Strengths

        We seek to enhance our position as one of the world's largest specialty retailers of video game titles and PC entertainment software by focusing on the following:

        Breadth of title selection.    We offer our customers an extensive selection of video game titles and PC entertainment software at competitive prices. Our typical store offers over 1,200 titles at any given time from over 70 video game and PC entertainment software vendors. Most of these titles are also available on our web site. We continuously update our title selection in each store to reflect the tastes and buying patterns of the store's local market. We carry game titles which are compatible with all major video game hardware systems and PCs. In addition to video game titles and PC entertainment software, we offer a complementary line of productivity and educational software and PC and video game accessories and peripheral products, including graphics accelerators, joysticks, memory cards, books and magazines. By offering all major video game hardware systems and providing a broad but focused assortment of electronic game software and accessories, we seek to establish our stores and web site as the destination of choice for electronic game enthusiasts.

        Immediate availability of new releases.    We strive to be the first in our markets to offer new video game and PC entertainment software titles upon their release. We believe that vendors recognize the importance of our electronic game enthusiast customer base and, consequently, often grant us disproportionately large allocations of new release products. Our inventory management systems then rapidly move the products from our distribution centers to our stores. New release titles are often preceded by substantial publicity in the form of print advertisements and reviews in publications and, increasingly, are promoted through television advertisements by the game and software publishers. This publicity tends to create high levels of demand for new releases among electronic game enthusiasts, often well in advance of release dates. This demand has afforded us an important marketing opportunity to drive traffic to our stores and our web site.

        To assure our customers immediate access to new releases, we offer our customers the "EB Pre-Sell Program" through which they can pre-order video games and PC software prior to their release for delivery upon our receipt of the product. We also have established the "EB Reserve List," which entitles participants on this list to be notified when a game has arrived in our stores. On average, we introduce 20 new game titles in our stores and on our web site each week.

        Highly effective inventory management system.    We have a highly effective inventory management system that enables us to maximize sales of new release titles and avoid markdowns as titles mature. The system forecasts our inventory requirements on an individual store basis, aggregates our total requirements and manages the daily replenishment function from our automated distribution centers to our stores. This results in improved in-stock levels in our stores, increased inventory turns and lower shrinkage, which, at less than 0.6% of sales in fiscal 2002, we believe is among the lowest of primarily mall-based retailers.

        Knowledgeable sales associates.    We believe that our knowledgeable sales associates, many of whom are electronic game enthusiasts, and our higher level of customer service provide us with an important advantage over competitors such as mass merchants, toy retail chains, and office supply, computer product and consumer electronics superstores. We provide all of our sales associates training and information on video game and PC entertainment software products, system requirements and selling techniques through vendor-sponsored "EB University" seminars, held for store managers and field managers, and through regularly scheduled in-store seminars for our sales associates. We also encourage sales associates to learn about customers' game preferences. With this knowledge, sales associates introduce customers to a selection of games and accessories that may suit their preferences and advise them of new releases suited to their interests, thereby enhancing our customers' overall gaming experience.

        Disciplined store operations.    Our management team exercises significant control over all aspects of our store operations, including product research, purchasing, distribution, site selection, store development, POS financial reporting and sales training. We believe that this commitment to operational control enables us to:

  •
  generate positive cash flow in substantially all of our stores;

  •
  identify opportunities to improve store productivity quickly; and

  •
  react quickly to shifts in product pricing and consumer purchasing trends.

        We strive to increase the productivity of our stores by actively managing our payroll expense and operating our stores as efficiently as possible. In order to display most of our products on our stores' shelves, we maintain selling space which averages approximately 90% of our stores' total square footage in each of our store formats. In an effort to enhance our sales conversion rates, we utilize a system, known as ShopperTrak, that electronically measures store customer traffic throughout the day and provides us with an analysis of sales conversion rates by store and by sales associate. We also utilize our POS reporting systems to assure the best possible match of sales associate floor coverage to customer traffic.

        Value pricing.    In an effort to offer maximum value to our customers and discourage comparison shopping, we maintain an "everyday low price" policy on advertised merchandise. We complement this policy with an extensive selection of merchandise and a high level of customer service.

        Leadership in e-Business.    We believe that our customers are generally more familiar with the Internet and with online retailing than the average consumer. Our web site offers over 5,000 new and pre-owned SKUs that are available for immediate shipping to our customers. In addition, we have designed our web site to serve our customers by providing product reviews, access to new releases, user-friendly online purchasing and the ability to pre-order video games and PC entertainment software.

Growth Strategy

        New store expansion.    We believe that there are domestic and international opportunities for significant new store growth. Over the last four fiscal years, we have more than doubled our store base. We plan to open approximately 200 new stores in fiscal 2003.

        Domestic opportunity.    We plan to open approximately 130 new stores in fiscal 2003 in the United States. We plan to continue to open stores under our Electronics Boutique format in selected malls. In addition, we plan to accelerate the growth of the EB GameWorld format, primarily in urban areas, central business districts and strip and power shopping centers. We expect our EB GameWorld stores to require lower initial investments, generate higher gross margins on lower revenue and have a lower operating cost structure than our mall-based stores. EB GameWorld stores, which carry a wider assortment of pre-owned electronic games, target the more value conscious electronic game enthusiast.

        International opportunity.    As of February 2, 2002, we operated a total of 208 stores in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea, and Sweden. We plan to open approximately 70 new stores in fiscal 2003 in these markets.

        In fiscal 2002, we began a store expansion program in continental Europe which includes both the acquisition of regional chains and the opening of new stores. In May 2001, we completed the acquisition of eight stores in Denmark and Norway. In August 2001, we acquired a controlling interest in a ten-store chain in Italy, which was followed by the acquisition of a retail, mail order and e-commerce gaming business in Germany in October 2001. In November 2001, we acquired an eleven-store chain in Sweden.

        The electronic games market in continental Europe is approximately $6.5 billion in size, has consumer demand characteristics similar to the U.S. market and, according to International Development Group, is expected to grow at a faster rate than the U.S. market. We believe retail competition in the electronic game industry is weaker throughout continental Europe than in the United States. There are very few specialty electronic game retail chains in continental Europe and the existing specialty chains are small and undercapitalized, with little or no investment in distribution and information systems. Most electronic games are sold in Europe through general merchandise stores that offer less service and a smaller product selection than our stores. We believe that our store model, merchandising expertise and strong vendor relationships should enable us to gain significant market share in our targeted continental European markets over the next several years.

        Expansion of online retailing.    We believe that our core customer tends to be an Internet user, and we strive to meet their needs through our web site, www.ebgames.com., which provides product reviews, access to new release titles, user friendly online purchasing and the ability to pre-order video games and PC entertainment software.

Retail Operations

        As of February 2, 2002, we operated a total of 937 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea and Sweden, primarily under the names Electronics Boutique and EB GameWorld.

        Store formats.    Electronics Boutique stores are specialty retail stores located primarily in high traffic areas in regional shopping malls. As of February 2, 2002, we operated 796 stores with this format. These stores average approximately 1,200 square feet. We believe that our Electronics Boutique stores generate sales per square foot that are among the highest of any mall-based retailer.

        EB GameWorld stores are generally larger stores located in urban areas, central business districts, and strip and power shopping centers. We opened our first EB GameWorld store in fiscal 2001. As of February 2, 2002, we operated 90 stores (including 15 under the Stop 'N Save brand) with this format. These stores average approximately 1,700 square feet. We believe that our EB GameWorld stores do not compete directly with our Electronics Boutique stores due to their locations and their focus on pre-owned electronic games.

        In addition, as of February 2, 2002, we operated 22 stores that sell sports collectibles and memorabilia under the name BC Sports Collectibles and 29 stores that sell interactive and developmental toys and family-friendly, non-violent software under the EBKids brand. In February, 2002, we announced our decision to sell the BC Sports Collectibles chain and to close the EBKids chain and liquidate the merchandise. Many of the EBKids stores will be converted to the Electronics Boutique format. We made this strategic decision to enable us to focus all of our resources—management, capital, and systems—on the growth opportunities in our core video game market.

        We continue to operate, and incur expenses related to, the BC Sports Collectibles chain while we look for a purchaser of the chain. While we intend to complete a transaction to sell the BC Sports Collectibles chain during the second quarter of fiscal 2003, there can be no assurances that we will be able to identify a purchaser and close a sale to that purchaser within that, or any, time frame.

        We typically locate our stores in malls and strip and power shopping centers and we believe that these are many suitable locations available for future sites. We use standardized site selection criteria for each of our formats to choose sites and we regularly review the profitability and prospects of each of our stores and evaluate whether any underperforming stores should be closed or relocated to more desirable locations.

        Store economics.    The average cost, net of payables, of opening a new Electronics Boutique store in fiscal 2002 was approximately $170,000. This included approximately $153,000 for furniture, fixtures, equipment and leasehold improvements. Pre-opening expenses are minimal and are included in the store's expenses for the first month of operation.

        The average cost, net of payables, of opening a new EB GameWorld store in fiscal 2002 was approximately $86,000. This includes approximately $63,000 for furniture, fixtures, equipment and leasehold improvements. Pre-opening expenses are minimal and are included in the store's expenses for the first month of operation.

        The cost to open an international store is approximately the same in U.S. dollars as the cost to open a domestic store. Typically, our new stores have generated a positive store operating contribution within the first 12 months of operations. We regularly review the profitability and prospects of each of our stores and evaluate whether any under-performing stores should be closed or relocated to more desirable locations.

        Following the opening of a store, we utilize inventory management and controls and manage store payroll in an effort to maximize profitability. Our POS and inventory management systems allow us to analyze merchandise mix and in-stock positions, increase inventory turns and reduce shrinkage. We also utilize various payroll management and efficiency systems to improve sales conversions and store profitability.

        Store operations.    We divide our North American store base (United States and Canada) into 10 geographic regions, which are supervised by our President of Stores—North America and Canada, 10 Regional Vice Presidents/Directors and 60 District Managers. Each District Manager is responsible for approximately 10 stores. Our Senior Vice President of International Operations, who is based in France, supervises our international operations. Five Managing Directors, three District Managers and one Area Manager supervise our stores in Denmark, Germany, Italy, Norway and Sweden. A Director of Store Operations, a Store Operations Manager, three District Managers and seven Area Managers supervise our stores in Australia, New Zealand and South Korea.

        Each of our stores has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of whom work part-time. The number of hourly sales associates in each store fluctuates depending on our seasonal needs. Our domestic stores are open seven days per week and generally ten hours each day. We operate our international stores in a manner substantially similar to our domestic stores.

Online Retailing

        We launched our e-commerce website, ebgames.com, in August 1997. Since then, we have experienced continual growth in traffic and revenue, and fiscal 2002 was the first year that our e-commerce operating subsidiary achieved profitability.

        The Internet represents a logical extension of our traditional store-based retail business. Our own in-store and online surveys indicate that our web site's detailed product reviews, game previews, new release schedules, product notification services, industry news and advanced search capabilities appeal to a significant portion of the game enthusiast audience. Ebgames.com utilizes our merchandising expertise and strong vendor relationships to provide online customers with over 5,000 new and pre-owned SKUs that are available for immediate shipping. Further, ebgames.com leverages our distribution and fulfillment capabilities to provide delivery of new release titles to online consumers on the same day they are available in our stores.

        We believe that Internet broadband technology will play an important role in the future of online retailing. We continue to explore different ways to assume a leadership role in the online distribution of PC games. Adoption of this new technology by consumers has been limited. However, as adoption of this technology grows and other game delivery technologies emerge, we expect to actively pursue these opportunities.

EB-UK Services Agreement

        Under a services agreement with EB-UK, we provide management services for EB-UK's stores and department store-based concessions in the United Kingdom, Ireland and Sweden. We also license the use of the name Electronics Boutique to EB-UK in the United Kingdom and Ireland. EB-UK is one of the leading specialty retailers of electronic games in the United Kingdom and Ireland, operating over 300 stores. EB-UK's business strategy is substantially similar to our business strategy.

        Under the terms of the services agreement, at the request of EB-UK, we are required to provide management services, including assistance with ordering and purchasing inventory, store design and acquisition, advertising, promotion, publicity and information systems. EB-UK is responsible for the payment of fees, payable, at our option, in cash or EB-UK stock, equal to 1.0% of EB-UK's net sales plus a bonus calculated on the basis of net income in excess of a pre-established target set by EB-UK. In fiscal 2002, we received approximately $5.9 million in management fees from EB-UK. The services agreement prohibits us from competing with EB-UK in the United Kingdom and Ireland until January 2007. The services agreement also requires that, until January 2006, we report to EB-UK any opportunity relating to the electronic game retailing business which we become aware of in Europe (excluding Scandinavia) which could be made available to EB-UK and use reasonable endeavors to procure that each and every such opportunity is first offered to EB-UK, on the same terms, including as to cost. EB-UK's right to use the Electronics Boutique name terminates six months after the services agreement expires in January 2006. In January 2002, EB-UK announced it was changing its name to Game Plc.

Products

        Our product line consists of video game titles, PC entertainment software titles, video game hardware systems, related products and toys, trading cards, and accessories. We also market selected PC productivity and educational software titles. Our in-store inventory at any given time averages over 2,900 SKUs.

        Video game titles and PC entertainment software.    We carry an average of over 1,200 video game (excluding pre-owned games) and PC entertainment software titles at any given time. We purchase video game titles directly from the leading manufacturers, which include Nintendo, Microsoft and Sony, as well as a variety of third-party game publishers, such as Electronic Arts, Inc., Sega Corporation, Take-Two Interactive Software, Inc., THQ Inc. and Activision, Inc. We are one of the largest domestic customers of video game products sold by these publishers. We currently purchase titles from over 70 vendors across a variety of genres, including Action, Strategy, Adventure/Role Playing, Simulation, Sports, Children's Entertainment and Family Entertainment. We maintain a broad selection of popular new release titles, which we define as titles that have been available for less than six weeks from the date of their release.

        Pre-owned electronic games.    Video game software has a useful life of thousands of plays. As a result of the proliferation of new titles and the tendency of electronic game players to seek new game challenges after mastering a particular title, a growing market for pre-owned video game titles has evolved. We carry approximately 600 pre-owned SKUs in a typical Electronics Boutique store. We allow customers to trade in pre-owned games in our stores. We believe that the opportunity to trade in games and the availability of pre-owned titles in our stores is attractive to the value conscious electronic game enthusiast and differentiates us from most of our competition, which we do not generally accept trade-ins or offer pre-owned games. The customers receive a store credit, which can be applied towards the purchase of new or pre-owned products. At our in-house reclamation center, these trade-ins can be tested, cleaned, relabeled, repackaged, repriced and redistributed back to the stores. These trade-ins are then resold in our stores at a discount to the price of new releases. Sales of pre-owned video game titles generate significantly higher margins than new titles. We believe that availability of pre-owned games in our stores attracts our core game enthusiast customer and drives traffic into our stores.

        Video game hardware.    We offer the video game hardware systems of all major manufacturers, including Sony's PlayStation 2 and PlayStation one, Nintendo's GameCube, Game Boy Advance and Microsoft's Xbox. Due to our strong relationships with the publishers, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game enthusiasts. We believe that selling video game hardware increases store traffic, promotes customer loyalty and leads to increased sales of video game titles, which typically have higher gross margins than video game hardware systems. We also offer extended service agreements and extensions of manufacturer warranties for the video game systems.

        Accessories.    In recent years, the growing popularity of electronic games has led to an increase in sales of accessory products, which generally have higher gross margins than hardware and software products. Presently, we offer approximately 600 accessory product SKUs, including 3-D graphics accelerators, memory cards, controllers and steering wheels. We also market instructional books on the most popular electronic game titles.

        Related products and trading cards.    We offer an assortment of trading cards, such as Harry Potter and Star Wars products, that also appeal to our core customers. We also offer action figures that are related to video game characters.

Inventory Management and Distribution

        Inventory management.    We do extensive research prior to the release of new products and titles and carefully manage our inventory to minimize the risk associated with introducing new products and titles. Our centralized merchandising staff evaluates potential products and analyzes the EB Pre-Sell Program and EB Reserve List information and other data to estimate initial demand and the projected life cycle for a new release. We then use our new product analyses to plan our initial purchases and allocations among our stores and web site. Through our inventory replenishment system, we then forecast and actively manage our ongoing inventory requirements on an individual store and aggregate basis.

        Distribution.    We currently operate three distribution centers in the United States, each of which focuses on separate components of our business. Our 97,500 square foot facility in West Chester, Pennsylvania handles staple products and online fulfillment. Our 80,000 square foot distribution center in West Chester, Pennsylvania handles returns and reclamation. Our 200,000 square foot distribution center in Louisville, Kentucky supports flow-through operations on new releases, top selling products and online fulfillment. We also have a 120,000 square foot facility in Canada, a 70,000 square foot facility in Australia and four smaller European facilities in Denmark, Germany, Italy and Sweden.

        These distribution facilities allow us to replenish our stores on a daily basis, thereby reducing inventory levels and increasing inventory turns, while supporting our "first-to-market" new-release strategy. Our rapid processing capability in our distribution centers is facilitated by several advanced inventory management technologies, including paperless picking and radio frequency support. We also use a warehouse management system in our domestic distribution centers that enables us to better manage labor and freight costs. Our distribution network also enables us to provide immediate delivery service to our online customers.

Marketing

        In-store promotions.    Our Electronics Boutique stores are primarily located in high traffic, high visibility areas in regional shopping malls. Accordingly, our marketing efforts at these stores are designed to draw mall patrons into our stores through the use of window displays and other attractions visible to shoppers in the mall concourse. We actively publicize our EB GameWorld stores through a variety of media, including print, radio and selected local television advertising. Inside our stores, we feature selected products through the use of vendor displays, signs, fliers, point of purchase materials and end-cap displays. A majority of these promotions are funded through cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers.

        Catalogs.    We publish eight or more full color catalogs each year ranging in size from 48 to 100 pages. Our vendors fund the cost of these catalogs. The catalogs are available in our stores and are mailed to several hundred thousand households from our proprietary customer lists. The catalogs are also inserted in leading industry magazines.

        ebgames.com.    We believe our online presence and marketing initiatives play a key role in driving sales to our stores and strengthening our brand identity. Our online marketing initiatives focus on partnering with companies that operate other web sites, such as CNET, IGN.com and Gamespot.com. These initiatives enable us to access the broad reach of the Internet at a low cost. We also advertise in game focused magazines and online with portals such as AOL and MSN.

Management Information Systems

        Our primary management information system is a customized version of the AS400-based JDA Merchandise Management System. We have made proprietary enhancements to this program, which enable us to analyze total, comparative and new store sales and inventory data at the company, region, district and store levels. We operate our own proprietary store POS and back office systems and believe this provides a strategic advantage by allowing us to make enhancements to meet business opportunities quickly. We have integrated the ShopperTrak customer counting technology into our POS and our AS400 system. This combination of technology provides centralized access to store traffic and sales conversion information by store and hour at our store locations.

Vendors

        We purchase substantially all of our products directly from manufacturers and software publishers. Our top 25 vendors accounted for approximately 81% of our purchases in fiscal 2002. Our largest vendors in fiscal 2002 were Sony, Microsoft, Electronics Arts, and Nintendo, which accounted for 18.2%, 11.3%, 9.6% and 7.5%, respectively, of our net purchases. No other vendor accounted for more than 5.0% of our software or accessory purchases during fiscal 2002. We believe that we have good relationships with our vendors. Maintaining and strengthening these relationships is essential to our operations and continued expansion.

Competition

        The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with other video game and PC software stores, as well as with mass merchants, toy retail chains, mail-order businesses, catalogs, direct sales by software publishers, online retailers, and office supply, computer product and consumer electronics superstores. In addition, video games are available for rental from many video stores. Further, other methods of distribution may emerge in the future, resulting in increased competition.

Environmental Matters

        Under various federal, state and local and foreign environmental laws and regulations, a current or previous owner or occupant of real property may become liable for fines as well as the costs of removal or remediation of hazardous substances present or generated at the premises, at times without regard to fault. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, it is possible that we may incur fines or remediation costs in the future.

Trademarks/Registrations

        We possess registered trademarks for Electronics Boutique® (and design), EBX®, BC Sports Collectibles® and ebworld.com® as well as other registered trademarks and service marks, both in the United States and in certain foreign jurisdictions. We also have numerous trademark applications pending in the United States and in certain foreign jurisdictions, including ebgames.com and EB GameWorld.

        We believe our trademarks are valid and valuable and intend to maintain our trademarks and their related registrations. We do not know of any pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no patents, licenses, franchises or other concessions that are material to our operations.

Associates

        As of February 2, 2002, we had approximately 6,650 non-seasonal associates. Approximately 3,300 were employed on a part-time basis, and 565 were employed on a temporary basis. In addition, during the calendar 2001 peak holiday shopping season, we hired approximately 1,680 temporary associates. We believe that our relationship with our associates is good. None of our associates is represented by a labor union or is a member of a collective bargaining unit.

Item 1A. Executive Officers of Electronics Boutique

        Set forth below is information regarding the executive officers of Electronics Boutique:

Name	Age	Position
Jeffrey W. Griffiths	51	President, Chief Executive Officer and Director
John R. Panichello	40	Executive Vice President, Chief Operating Officer; President, BC Sports Collectibles
James A. Smith	46	Senior Vice President, Chief Financial Officer and Secretary
Seth P. Levy	44	Senior Vice President, Logistics and Chief Information Officer; President, EBWorld.com, Inc.
Steven R. Morgan	50	Senior Vice President, President of Stores — North America and President of Canadian Operations

        Mr. Griffiths, age 51, has served as the President and Chief Executive Officer of Electronics Boutique and a Class I Director since June 2001. Prior thereto, he served as Senior Vice President of Merchandising and Distribution from March 1998 to June 2001. Mr. Griffiths served as Senior Vice President of Merchandising and Distribution of EB, our predecessor, from March 1996 to March 1998. From March 1987 to February 1996, Mr. Griffiths served as Vice President of Merchandising of EB, and from April 1984 to February 1987 he served as Merchandise Manager.

        Mr. Panichello, age 40, has served as Executive Vice President, Chief Operating Officer and President of BC Sports Collectibles, a division of Electronics Boutique, since April 2002. Prior thereto, Mr. Panichello served as Senior Vice President, Chief Operating Officer, President of EB GameWorld and BC Sports Collectibles and Secretary of Electronics Boutique from June 2001 to April 2002. Mr. Panichello served as Senior Vice President, Chief Financial Officer, President of EB GameWorld and BC Sports Collectibles and Secretary of Electronics Boutique from June 2000 to June 2001. Mr. Panichello served as Senior Vice President, Chief Financial Officer, President of BC Sports Collectibles and Secretary of Electronics Boutique from March 1998 to June 2000. Mr. Panichello served as the Senior Vice President of Finance of EB and the President of the BC Sports Collectibles division from March 1997 to February 1998. Mr. Panichello served as EB's Vice President of Finance and Treasurer from June 1994 to February 1997. Mr. Panichello served as a director of EB-UK from May 1995 to November 1999. Mr. Panichello is a Certified Public Accountant. Mr. Panichello is the husband of Susan Y. Kim and the son-in-law of James J. Kim. Mr. Panichello serves on the Board of Directors of the Interactive Entertainment Merchants Association.

        Mr. Smith, age 46, has served as Senior Vice President, Chief Financial Officer and Secretary since June 2001. Prior thereto, Mr. Smith served as Senior Vice President of Finance of Electronics Boutique from August 2000 to June 2001. Mr. Smith served as Electronics Boutique's Vice President-Finance from May 1998 to August 2000. From 1996 to 1998, Mr. Smith served as Vice President and Controller of EB, our predecessor, and from 1993 to March 1996, he served as Controller of EB.

        Mr. Levy, age 44, has served as Senior Vice President, Logistics, Chief Information Officer and the President of Electronics Boutique's EBWorld.com subsidiary since June 2001. Prior thereto, he served as Senior Vice President, Chief Information Officer and the President of Ebworld.com from March 1999 to June 2001 From February 1997 to March 1999, Mr. Levy served as the Vice President and Chief Information Officer. From 1991 to February 1997, Mr. Levy served as the Director of System Development for the May Merchandising and May Department International divisions of May Department Stores.

        Mr. Morgan, age 50, has served as Senior Vice President, President of Stores—North America and President of Canadian Operations since April 2002. Prior thereto, Mr. Morgan served as Senior Vice President of Stores of Electronics Boutique and Canadian Operations from June 2001 to June 2002. Mr. Morgan served as Senior Vice President of Stores of Electronics Boutique from January 2001 to June 2001. From May 1998 to January 2001, Mr. Morgan served as President and CEO of Millennium Futures, Inc., a commodity trading company. From July 1996 to May 1998, he served as Senior Vice President, Director of Stores at Filene's Department Stores. From May 1988 to July 1996, he served as Regional Vice President at Filene's Department Stores.

Item 2. Properties

        Store leases.    All of our stores are leased. As of February 2, 2002, we had 937 stores. In general, our mall-based leases have initial terms of seven to ten years. Our strip and power center locations typically have initial terms of three to five years with at least one or more renewal options.

        Headquarters and distribution centers.    We own our 140,000 square foot headquarters in West Chester, Pennsylvania. This building includes a 97,500 square foot distribution center. In addition, we own an adjacent 80,000 square foot distribution facility. We lease a 200,000 square foot distribution center in Louisville, Kentucky. This lease expires in May 2005. We also lease a 52,000 square foot building in Louisville, Kentucky, however we subleased this building in February 2002. This lease expires in March 2004.

        In Brampton, Ontario, Canada, we own a 120,000 square foot distribution and office facility. In Pinkenba, Queensland, Australia, we own a 70,000 square foot distribution and office facility. We also lease small distribution facilities in Denmark, Germany, Italy and Sweden.

        Customer service call center.    We lease a 17,900 square foot customer service telephone call center in Las Vegas, Nevada, from which we respond to consumers' inquiries regarding our products. The lease expires in June 2004.

Item 3. Legal Proceedings

        We are involved from time to time in legal proceedings arising in the ordinary course of our business. Our predecessor, EB, and EB Services are the defendants in a lawsuit currently pending before the Chancery Division of the High Court of Justice in the United Kingdom filed by EB-UK on March 25, 2002. EB-UK claims that, as result of certain events, including our August 2001secondary offering, a change in control has occurred allowing it to terminate the services agreement between EB Services and EB-UK prior to its expiration in 2006. No monetary damages are being sought by EB-UK. We believe we have meritorious defenses against the suit and intend to defend the suit vigorously. However, if EB-UK prevails and terminates the services agreement, our earnings could be significantly impacted. Other than this lawsuit, in the opinion of management, no pending proceedings could have a material adverse effect on our results of operation or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The common stock of Electronics Boutique was first traded publicly on July 28, 1998. The stock is quoted on the NASDAQ National Market under the symbol ELBO. The table below represents the high and low closing prices of Electronics Boutique's common stock as reported by NASDAQ.

	Fiscal 2001		Fiscal 2002
	Low	High	Low	High
First fiscal quarter	$14.06	$19.75	$17.06	$28.42
Second fiscal quarter	13.13	19.88	28.02	35.25
Third fiscal quarter	18.25	24.38	25.85	41.65
Fourth fiscal quarter	14.88	20.63	32.05	44.00

        Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

        As of April 23, 2002, the Company had approximately 29 shareholders of record (including Cede & Co., the nominee for Depository Trust Company, a registered clearing agency) of the 25,810,462 outstanding shares of the Company's Common Stock. On April 23, 2002, the last reported sale price for the Company's common stock as quoted by NASDAQ was $31.22 per share.

        Electronics Boutique has not paid any dividends on its common stock to date and does not anticipate paying any dividends on the common stock in the foreseeable future.

Item 6. Selected Financial Data

        The following table sets forth for the periods indicated selected financial and other data for Electronics Boutique for periods subsequent to its initial public offering on July 28, 1998. Prior periods reflect financial data of Electronics Boutique's predecessors, The Electronics Boutique, Inc. ("EB") and subsidiaries and EB Services Company LLP ("EB Services"). The statement of income data and balance sheet data, which follow, have been derived from Electronics Boutique's consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The pro forma data, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein including the matters referred to in footnotes 3 and 4.

	Year Ended
	January 31, 1998	January 30, 1999	January 29, 2000	February 3, 2001	February 2, 2002
	(in thousands, except per share data and operating data)
Statement of Income Data:
Net sales	$449,180	$571,042	$725,522	$766,335	$1,009,220
Management fees	4,792	3,405	4,873	4,425	5,889

Total revenues	453,972	574,447	730,395	770,760	1,015,109
Cost of goods sold	338,498	432,272	548,172	590,423	776,481

Gross profit	115,474	142,175	182,223	180,337	238,628
Operating expenses	87,003	99,972	133,534	144,466	179,464
Restructuring and asset impairment charge(1)	—	—	—	—	12,638
Depreciation and amortization	7,997	9,775	12,278	15,855	19,750

Income from operations	20,474	32,428	36,411	20,016	26,776
Equity in earnings (loss) of affiliates	2,903	(161)	—	—	—
Other income	—	—	—	1,550	—
Interest (income) expense, net	1,380	289	(1,427)	(3,096)	(1,884)
Preacquisition loss of subsidiaries(2)	913	—	—	—	—

Income before income tax expense	22,910	31,978	37,838	24,662	28,660
Income tax expense(3)	846	11,693	15,008	9,791	10,948

Net income	$22,064	$20,285	$22,830	$14,871	$17,712

Net income per share—basic			$1.11	$0.67	$0.74

Weighted average shares outstanding—basic			20,559	22,254	23,868

Net income per share—diluted			$1.10	$0.66	$0.73

Weighted average shares outstanding—diluted			20,762	22,466	24,230

Pro forma Income Data: (unaudited)
Income before income taxes	$22,910	$31,978
Pro forma income taxes(4)	9,415	11,866

Pro forma net income(4)	$13,495	$20,112

Pro forma net income per share—basic	$0.85	$1.12

Pro forma weighted average shares outstanding—basic(5)	15,794	18,030

Pro forma net income per share—diluted	$0.85	$1.11

Pro forma weighted average shares outstanding—diluted(5)	15,794	18,084

Operating Data:(6) (unaudited)
Stores open at end of period	452	528	619	737	937
Comparable store sales increase(7)	15.3%	14.1%	11.6%	(4.5)%	20.8%

	As of
	January 31, 1998	January 30, 1999	January 29, 2000	February 3, 2001	February 2, 2002
Balance Sheet Data:
Working capital (deficit)	$(17,728)	$(3,091)	$42,567	$30,133	$121,446
Total assets	142,791	172,047	275,513	267,239	425,838
Total liabilities	114,392	123,205	159,026	136,019	188,678
Stockholders' equity	28,399	48,842	116,487	131,220	237,160

(1)
In fiscal 2002, Electronics Boutique adopted a plan to close its EB Kids operations and sell its BC Sports Collectibles business. The charge represents the write down of fixed assets, lease termination costs, and related expenses associated with the restructuring. In addition, a charge of $2.3 million was included in cost of goods sold for the write-down of inventory related to the restructuring.

(2)
The results of operations of two subsidiaries, Electronics Boutique International, Inc. and Electronics Boutique Canada, Inc. have been consolidated since the beginning of the year ended January 31, 1998. Preacquisition loss of subsidiaries represents losses in Electronics Boutique International, Inc. and Electronics Boutique Canada, Inc. prior to their acquisition by Electronics Boutique.

(3)
Prior to our initial public offering, our predecessors were taxed as an S Corporation and a partnership. As a result, their taxable income was passed through to their partners and stockholders for federal income tax purposes. Accordingly, for periods prior to the initial public offering on July 28, 1998, the financial statements do not include a provision for federal income taxes. Additionally, a predecessor to us elected to be treated as an S Corporation for some states, while remaining subject to corporate tax in other states and, as a result, the financial statements prior to July 28, 1998, provide for certain state income taxes. After the initial public offering, both federal and state taxes as a C corporation have been reflected.

(4)
The pro forma net income gives effect to the application of the pro forma income tax expense that would have been reported had EB and EB Services been subject to federal and all state income taxes for fiscal years 1998 and 1999.

(5)
Pro forma weighted average shares outstanding gives effect to the number of shares that would have been outstanding upon completion of the initial public offering and related transactions for periods prior to the initial public offering.

(6)
Does not reflect stores operated by EB-UK and WaldenSoftware for which we currently provide or have provided management services. See "Business—Management Services."

(7)
Comparable store sales are based on stores in operation for over one year. Comparable store sales results for fiscal 2001 represents the 52 week period ending January 27, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We believe that we are among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of February 2, 2002, we operated a total of 937 stores in 46 states, Puerto Rico, Australia, Canada, Denmark, Germany, New Zealand, Norway, Italy, Sweden and South Korea—primarily under the names Electronics Boutique and EB GameWorld. In addition, we operated a commercial web site under the URL address of ebgames.com. As of such date, we also provided management services for Electronics Boutique Plc ("EB-UK"), which operated over

300 stores and department store-based concessions in the United Kingdom, Spain, France, Sweden and Ireland. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

        Our fiscal year ends on the Saturday nearest January 31. Accordingly the financial statements for the years ended January 29, 2000 ("fiscal 2000") and February 2, 2002 ("fiscal 2002") each include 52 weeks of operations and the year ending February 3, 2001 ("fiscal 2001") includes 53 weeks of operations.

Results of operations

        The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:

	Year Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Net sales	99.3%	99.4%	99.4%
Management fees	0.7	0.6	0.6

Total revenues	100.0	100.0	100.0
Cost of goods sold	75.0	76.6	76.5

Gross profit	25.0	23.4	23.5
Operating expenses	18.3	18.7	17.7
Restructuring and asset impairment charge	—	—	1.2
Depreciation and amortization	1.7	2.1	2.0

Income from operations	5.0	2.6	2.6
Other income	—	0.2	—
Interest income	0.2	0.4	0.2

Income before income tax expense	5.2	3.2	2.8
Income tax expense	2.1	1.3	1.1

Net income	3.1%	1.9%	1.7%

Fiscal 2002 Compared to Fiscal 2001

        Net sales (including shipping and handling fees) increased by 31.7% from $766.3 million in fiscal 2001 to $1,009.2 million in fiscal 2002. Fiscal 2001 included 53 weeks of net sales compared to 52 weeks in fiscal 2002 partially offsetting the increase. The increase in net sales was primarily attributable to the additional sales volume from 200 net new stores opened during fiscal 2002 and a comparable store sales increase of 20.8%. The increase was driven by continuing strong sales of Sony's PlayStation 2 hardware and related software, as well as the introduction of Nintendo's Game Boy Advance in June 2001 and GameCube in November 2001, and Microsoft's Xbox in November 2001.

        Management fees increased 33.1% from $4.4 million in fiscal 2001 to $5.9 million in fiscal 2002. The increase in management fees earned from EB-UK in fiscal 2002 was due to an increase in EB-UK's sales.

        Cost of goods sold increased by 31.5% from $590.4 million in fiscal 2001 to $776.5 million in fiscal 2002. As a percentage of net sales, cost of goods sold decreased from 77.0% in fiscal 2001 to 76.9% in fiscal 2002. The decrease in cost of goods sold, as a percentage of net sales was primarily attributable to several factors such as an increase in high margin pre-owned sales, reduced freight costs, increased margins on PC products and a successful tiered pricing strategy. These improvements were partially offset by the increased sales of low margin hardware sales and the $2.3 million dollar charge related to the write-down of inventory associated with our decision to discontinue our EB Kids operations and sell our BC Sports Collectibles business.

        Selling, general and administrative expense increased 24.2% from $144.5 million in fiscal 2001 to $179.5 million in fiscal 2002. The $35.0 million increase was primarily attributable to the increase in our domestic and international stores base and the associated increases in store, distribution, and headquarter expenses, which was partially offset by an increase in promotional and marketing reimbursements. As a percentage of total revenues, selling, general and administrative expense decreased from 18.7% in fiscal 2001 to 17.7% in fiscal 2002. The decrease in selling, general, and administrative expense as a percentage of total revenues was primarily attributable to the increase in comparable store sales.

        Depreciation and amortization expense increased by 24.6% from $15.9 million in fiscal 2001 to $19.8 million in fiscal 2002. The increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings, remodeling of existing stores, and capital improvements, furniture and fixtures and computer software at corporate headquarters. In addition, in fiscal 2002 we had a full year of depreciation on our fiscal 2001 purchases of our corporate headquarters and distribution facility in West Chester, Pennsylvania, relocated to a larger distribution facility in Louisville, Kentucky, and built new distribution and office facilities in Australia and Canada.

        The restructuring and asset impairment charge of $12.6 million resulted from our adoption of a plan to close the operations of all 29 EB Kids stores and sell the 22 store BC Collectibles business. The charge represents the write down of fixed assets, lease termination costs and related expenses associated with the restructuring.

        Operating income increased by 33.8% from $20.0 million in fiscal 2001 to $26.8 million in fiscal 2002. As a percentage of total revenues, operating income was unchanged at 2.6% in fiscal 2001 and 2002. Excluding the $2.3 million charge to cost of goods sold and the $12.6 million restructuring and asset impairment charge, operating income would have been $41.7 million or 4.1% of total revenues.

        Other income of $1.6 million was recorded in fiscal 2001. This income was the result of a termination fee on the acquisition of Funco, Inc. of $3.5 million, net of associated expenses of $1.9 million.

        Interest income, net, decreased by 39.2% from $3.1 million in fiscal 2001 to $1.9 million in fiscal 2002. The decrease was due to lower interest rates on short-term investments.

        As a result of all the above factors, our income before income taxes increased by 16.2% from $24.7 million in fiscal 2001 to $28.7 million in fiscal 2002.

        Income tax expense increased by 11.8% from $9.8 million in fiscal 2001 to $10.9 million in fiscal 2002. As a percentage of pre-tax income, income tax expense decreased from 39.7% in fiscal 2001 to 38.2% in fiscal 2002. Our effective tax rate has decreased from the prior year principally as a result of a reduction of state tax expense as well as an increase in operations in foreign jurisdictions that have a lower tax rate than the United States.

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

        Management fees decreased 9.2% from $4.9 million in fiscal 2000 to $4.4 million in fiscal 2001. The decrease was primarily attributable to no performance bonus being earned in fiscal 2001 under a consulting agreement with Border's Group, Inc. whereas $791,000 was recorded in fiscal 2000. In addition, lower fees were earned in fiscal 2001 under this agreement as fewer stores were managed in the last year of this agreement. As of February 3, 2001 the contract expired as the remaining store leases ended in January 2001. Offsetting these decreases were additional management fees earned from EB-UK in fiscal 2001 of $516,000 due to increased sales by EB-UK.

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

        Selling, general and administrative expense increased 8.2% from $133.5 million in fiscal 2000 to $144.5 million in fiscal 2001. As a percentage of total revenues, selling, general and administrative expense increased from 18.3% in fiscal 2000 to 18.7% in fiscal 2001. The $10.9 million increase was primarily attributable to the increase in our domestic and international stores base and the associated increases in store, distribution, and headquarter expenses, which was partially offset by an increase in promotional and marketing reimbursements. The increase in selling, general, and administrative expense as a percentage of total revenues was primarily attributable to the increase in operating expenses for the factors noted above and the decline in comparable store sales, partially offset by an increase in overall net sales due to the additional new stores.

        Depreciation and amortization expense increased by 29.1% from $12.3 million in fiscal 2000 to $15.9 million in fiscal 2001. The increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings, remodeling of existing stores, and leasehold improvements, furniture and fixtures, and computer software at corporate headquarters. In addition, in fiscal 2001 we purchased our corporate headquarters and distribution facility in West Chester, Pennsylvania, relocated to a larger distribution facility in Louisville, Kentucky, and built new distribution and office facilities in Australia and Canada.

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

        As a result of all the above factors, our income before income taxes decreased by 34.8% from $37.8 million in fiscal 2000 to $24.7 million in fiscal 2001.

        Income tax expense decreased by 34.8% from $15.0 million in fiscal 2000 to $9.8 million in fiscal 2001. As a percentage of pre-tax income, income tax expense remained at 39.7% in both fiscal 2001 and fiscal 2000.

Seasonality and Quarterly Results

        Our business, like that of most retailers, is highly seasonal. A significant portion of our net sales, management fees and profits are generated during our fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix.

        The following table sets forth certain unaudited quarterly income statement information for fiscal 2001 and fiscal 2002. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal 2001				Fiscal 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except for earnings per share and number of stores)
Total revenues	$151,479	$126,128	$159,166	$333,987	$179,860	$175,430	$169,282	$490,537
Gross profit	38,592	31,658	36,936	73,152	41,734	45,938	46,762	104,194
Operating income (loss)	2,938	(5,633)	1,950	20,761	(2,842)	(2,704)	4,289	28,033
Net income (loss)	2,404	(2,006)	1,394	13,080	(1,418)	(1,532)	2,920	17,742
Earnings (loss) per share
—Basic	0.11	(0.09)	0.06	0.59	(0.06)	(0.07)	0.12	0.69
—Diluted	0.11	(0.09)	0.06	0.58	(0.06)	(0.07)	0.11	0.67
Stores open at quarter end	628	645	694	737	763	813	878	937

        A gain of $1.6 million ($1.0 million after-tax or $0.04 per diluted share) resulting from the termination fee on the acquisition of Funco, Inc. was recorded in other income in the second quarter of fiscal 2001. Net loss for the 13 week period ending July 29, 2000, excluding this charge, was $3.0 million or $0.13 per diluted share. The $28.0 million of operating income in the fourth quarter of fiscal 2002 includes a $14.9 million pre-tax charge ($9.2 million after-tax or $0.35 per diluted share) related to costs associated with our decision to close our EB Kids operations and sell our BC Sports Collectibles business. The pre-tax charge was recorded as follows: $2.3 million related to a write-down of inventory within cost of goods sold and $12.6 million as a restructuring and asset impairment charge. Net income for the 13-week period ended February 2, 2002, excluding this charge, was $27.0 million or $1.02 per diluted share.

Liquidity and Capital Resources

        We have historically financed operations through a combination of cash generated from operations, equity offerings and bank debt. On November 23, 1999, we completed a public offering of 3,500,000 shares of common stock. Of the 3,500,000 shares sold, 2,000,000 shares were for the account of Electronics Boutique and 1,500,000 shares were for the account of EB Nevada Inc., a selling shareholder. The transaction resulted in net proceeds (after offering expenses) to us of approximately $40.0 million.

        On August 14, 2001, we completed a public offering of 4,600,000 shares of common stock. Of the 4,600,000 shares sold, 2,500,000 shares were for the account of the Electronics Boutique and 2,100,000 shares were for the account of EB Nevada Inc., a selling shareholder. The transaction resulted in net proceeds (after offering expenses) to us of approximately $68.2 million.

        We generated $31.4 million in cash from operations in fiscal 2002 and $0.8 million in fiscal 2001. The $31.4 million of cash generated from operations in fiscal 2002 was primarily the result of $17.7 million of net income, $20.0 million of non-cash charges to net income, a $32.8 million increase in accounts payable, an increase of $10.2 million in accrued expenses and deferred rent, and a $14.1 million increase in taxes payable, partially offset by a $3.6 million increase in accounts receivable, a $47.0 million increase in merchandise inventories, a $9.8 million increase in deferred taxes, a $2.3 million increase in prepaid expenses, and a $0.7 million increase in intangible and other long-term assets. In fiscal 2002, merchandise inventories and related accounts payable increased primarily due to the higher average cost of products associated with the new console systems introduced in the year and also due to a 27% increase in our store base over the prior year. The $0.8 million of cash generated from operations in fiscal 2001 was primarily the result of $14.9 million of net income, $16.2 million of non-cash charges to net income, a $3.6 million decrease in accounts receivable, and an increase of $1.3 million in accrued expenses and deferred rent, partially offset by a $19.5 million decrease in accounts payable, a $10.8 million increase in merchandise inventories, a $4.5 million decrease in taxes payable, and a $0.6 million increase in prepaid expenses. The primary reason for the decrease in accounts payable from the prior year is due to additional payments being made in January 2001 as a result of the 53-week fiscal year and our election to take advantage of early payment discounts offered by some of our vendors.

        We made capital expenditures of $23.7 million in fiscal 2002, primarily to open new stores, to remodel existing stores, to purchase and install a new inventory system in the Louisville distribution center and to renovate and expand the Pennsylvania corporate headquarters. In fiscal 2002, we also made investments of $9.2 million to acquire various assets and businesses in several European countries including 32 retail stores, distribution centers, and mail order and internet businesses. In fiscal 2001, we made capital expenditures of $44.8 million, primarily to open new stores, to remodel existing stores, to purchase our corporate headquarters and distribution center in West Chester, Pennsylvania, to build new distribution and office centers in Canada and Australia, and to purchase and install new software to enhance inventory management and allocation.

        On March 16, 1998, our predecessor, The Electronics Boutique, Inc. ("EB"), entered into a credit agreement with Fleet Capital Corporation, pursuant to which Fleet agreed to make available an asset based revolving credit and term loan facility in an amount up to $50.0 million. The revolving credit facility was assigned to Electronics Boutique by EB. The revolving credit facility was renewed for a one-year term expiring on March 16, 2003. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or Fleet's base rate of interest, at our option. The revolving credit facility is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. As of February 2, 2002, we had no outstanding borrowings under the revolving credit facility.

        Letters of credit outstanding with various financial institutions were $1.8 million at February 2, 2002.

        We believe that cash generated from our operating activities and available bank borrowings will be sufficient to fund our operations and store expansion programs for the next fiscal year.

Related Party Transactions

  Transactions with Affiliates

        In fiscal 1996, EB entered into a services agreement with EB-UK to provide consulting, management, training, and advertising assistance, which expires on January 31, 2006. The agreement was assigned to EB Services Company, LLP ("EB Services"). The agreement prohibits EB Services from competing in the United Kingdom or Ireland during the term of the agreement, and for one year after its termination. The agreement provides for a fee to be paid to EB Services based on a formula of 1% of adjusted sales and if budgeted profits are exceeded for the year, a bonus equal to 25% of such excess. The management fee receivable at February 3, 2001 was $363,000 and at February 2, 2002 was $573,000; both were included in accounts receivable—trade and vendors. Management fees received from EB-UK for fiscal 2000, fiscal 2001 and fiscal 2002 was $3,850,000, $4,366,000 and $5,955,000, respectively. Additionally, the agreement provides that EB Services is to be reimbursed by EB-UK for all reasonable travel and subsistence expenses incurred during performance of the agreement. At February 3, 2001 and February 3, 2002, there were no outstanding balances due from EB-UK.

        Currently EB and EB Services are defendants in a lawsuit pending before the Chancery Division of the High Court of Justice in the United Kingdom filed by EB-UK on March 25, 2002. EB-UK claims that, as result of certain events, including our August 2001 secondary offering, a change in control has occurred allowing it to terminate the services agreement between EB Services and EB-UK prior to its expiration in 2006. No monetary damages are being sought by EB-UK. We believe we have meritorious defenses against the suit and intend to defend the suit vigorously. However, if EB-UK prevails and terminates the services agreement, our earnings could be significantly impacted.

        In June 2000, we purchased our headquarters and its primary distribution center, which are located in a single 140,000 square foot building on several acres in West Chester, Pennsylvania, from EB Nevada Inc. for $6,700,000.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill and should be used for all business combinations initiated after June 30, 2001. Statement 142 states that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Our adoption of Statement 141 in fiscal 2002 did not have a material impact on our financial statements.

        As of February 2, 2002, we had net unamortized goodwill and identifiable intangible assets of $8.7 million, all of which will be subject to the annual impairment test. $1.0 million of the net goodwill and intangible assets were from previous year's activity and the remaining $7.7 million relates to international acquisitions in fiscal 2002. Amortization of goodwill was $257,000 in fiscal 2002. We are currently assessing the impact of Statement 142, which will be adopted in fiscal 2003.

        In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". This statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The statement is effective for our fiscal year ending January 31, 2004. We are finalizing our review of this statement and are not expecting a material impact on our consolidated results of operations or financial condition.

        In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement provides guidance for the impairment or disposal of long-lived assets. This statement is effective for our fiscal year ending February 1, 2003. We are finalizing our review of this statement and are not expecting a material impact on our consolidated results of operations or financial condition.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from those estimates. Our significiant accounting policies can be found in the Notes to Consolidated Financial Statement (Note 1). We consider the following policies to be most critical to the portrayal of our financial condition and results of operations.

  Inventory Valuation

        Merchandise inventories are valued at the lower of cost or market. The cost is determined principally by a weighted-average method. The weighted-average cost method attaches a cost to each stock keeping unit ("SKU") and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that SKU.

        Inherent in the video game business is the risk of obsolete inventory. As the new generation of products is introduced, demand for the prior generation decreases, thus reducing interest and value of the older games. Some vendors offer us credit to reduce the cost of products that are selling more slowly thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete. We monitor the aging of our inventory by item and provide a reserve for product that is considered "slow moving", using an established formula based on current inventory and a trailing sales history. We also monitor the difference between the selling ("market") price of each item and its cost and provide a reserve for any differences below such cost.

        We perform regular physical inventories and cycle counts in both our stores and distribution centers to adjust inventory balances and account for shrink and damaged product. An accrual for estimated loss is recorded between the timing of these counts.

        Reserves of $1,947,000 and $2,696,000 were recorded against inventory as of February 3, 2001 and February 2, 2002, respectively. Management believes its inventory valuation system results in carrying inventory at the lower of cost or market.

  Revenue recognition and Related Policies

        We derive revenue primarily from two sources: (i) product revenue, which includes the retail sale of merchandise inventory, warranties, and shipping and handling fees and (ii) management services revenue. Sales are recorded net of estimated amounts for sales returns and other allowances.

        Retail sales are recognized as revenue at the point of sale. Mail order and Internet sales are recognized as revenue upon shipment. Revenues from shipping and handling are recorded in revenue and recognized upon shipment. Warranty revenue is amortized over the life of the warranty contract.

        We also engage in the sale and trading of pre-owned video game products. Credit is issued for the assigned value of the pre-owned products accepted for trade against the purchase of other products. This treatment results in the reporting of lower revenue and cost of goods sold. However, there is no impact on gross profit.

        Revenues for management services are recorded as earned. In fiscal 2002, all management fees earned were derived under a services agreement with EB-UK.

  Restructuring Costs

        We announced our plan to close all of our 29 EB Kids stores and sell our 22 store BC Sports Collectibles business.

        We plan to offer alternative job opportunities to associates who may be displaced as a result of these actions. It is expected that a number of the EB Kids stores will be converted to the Electronics Boutique format. The converting of the EB Kids stores to the Electronics Boutique format or closing of the remaining stores is expected to be completed by June 1, 2002.

        We have retained a financial advisor to assist in the sale of the BC Sports Collectibles business and expects to complete a transaction by the end of the second fiscal quarter. We continue to operate and incur expenses while we seek a purchaser of these stores. There can be no assurances that we will be able to identify a purchaser and close a sale to that purchaser within this, or any, time frame.

        As a result of these decisions, we recorded a $14.9 million pre-tax charge in the fiscal fourth quarter and year ended February 2, 2002, consisting of the write-down of fixed assets and inventory, estimated lease termination costs, and related expenses. To determine the charge, management made various estimates and assumptions regarding the fair values of fixed assets and inventories, as well as estimating the costs associated with terminating certain leases. Actual costs could differ from these estimates. If this occurs, we will adjust our accrual accordingly.

  Income Taxes

        We are subject to income tax in many jurisdictions, including the U.S., states and localities, and internationally. Income taxes are calculated in accordance with Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the management of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to our operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognization and inventory valuation methods. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish valuation allowance. We have valuation allowances of $534,000 as of February 2, 2002, due to uncertainties related to our ability to utlize the net operating loss carry forwards of certain foreign subsidiaries. Future tax expense may be impacted by this judgment.

Contractual Obligations

        We have certain commitments under operating leases which are disclosed in footnote 2 of the consolidated financial statements. Furthermore, for information on debt and lines of credit, see footnote 4 of the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We invest cash balances in excess of operating requirements in short-term investment grade securities, generally with maturities of 90 days or less. In addition, our revolving credit facility provides for borrowings which bear interest at variable rates based on either the bank's base rate or LIBOR plus 250 basis points, at our option. We had no borrowings outstanding pursuant to the revolving credit facility as of February 2, 2002. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.

        We have retail operations in various foreign countries including Canada, Australia, New Zealand, Korea, Denmark, Norway, Italy, Germany and Sweden. We are subject to currency exchange rate and currency devaluation risks due to these operations. Since approximately 86% of our net sales are domestic, we do not believe that currency exchange rate fluctuations would have a material adverse effect on our results of operations and financial condition. We routinely enter into forward and cross-currency swap exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on intercompany loans, investments in subsidiaries, and accounts payable. As of February 2, 2002, we have foreign currency forward contracts with a notional amount of $17.3 million and cross-currency swap contracts with a notional amount of $10.8 million. The total fair market value of all contracts is approximately $300,000. Three contracts for $13.0 million expire during fiscal 2003 and the remaining contracts for $15.1 million expire in future years. We intend to monitor our exposure to these risks and re-evaluate our hedging strategies as appropriate.

        The table below provides information about our derivative financial instruments and other financial instruments by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements, cross currency swap agreements and Swedish kroner (SEK) denominated debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign currency forward exchange agreements and cross currency swap agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts are generally used to calculate the contractual payments to be exchanged under the contracts.

Expected Maturity Dates

	Fiscal 2003 US$	Fiscal 2004 US$	Fiscal 2005 US$	Fiscal 2006 US$	Fiscal 2007 US$	Thereafter US$	Total US$	FMV 2002 FYE
$U.S. Functional Currency
Liabilities
Long-Term Debt:
Floating Rate (SEK)	$324,841	$43,837	$43,836	$25,103	$25,103	$5,058	$467,778	$467,778
Average Interest Rate	8.4%	7.78%	7.78%	7.80%	7.80%	8.50%
Forward Exchange Contracts
Contract Amount	$13,000,000	$750,000	$3,550,000	—	—	—	$17,300,000	$178,185
Cross Currency Swap Contracts
Contract Amount	—	—	$3,000,000	—	$7,778,525	—	$10,778,525	$122,455

Item 8. Consolidated Financial Statements and Financial Statement Schedule

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors and Stockholders
Electronics Boutique Holdings Corp.:

        We have audited the accompanying consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of February 3, 2001 and February 2, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended February 2, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronics Boutique Holdings Corp. and subsidiaries as of February 3, 2001 and February 2, 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2002

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 3, 2001	February 2, 2002
Assets
Current assets:
Cash and cash equivalents	$45,111,445	$126,523,541
Accounts receivable:
Trade and vendors	7,905,650	11,474,587
Other	257,176	259,752
Merchandise inventories	100,185,374	149,791,859
Deferred tax asset	4,460,780	10,970,762
Prepaid expenses	5,069,802	7,426,307

Total current assets	162,990,227	306,446,808

Property and equipment:
Building & leasehold improvements	76,709,776	85,028,687
Fixtures and equipment	59,916,886	76,247,107
Land	5,418,727	5,277,572
Construction in progress	4,752,103	1,175,599

	146,797,492	167,728,965
Less accumulated depreciation and amortization	55,629,616	72,788,793

Net property and equipment	91,167,876	94,940,172
Goodwill and other intangible assets, net of accumulated amortization of $1,242,890 and $1,500,007 as of February 3, 2001 and February 2, 2002, respectively	1,243,465	8,741,658
Deferred tax asset	8,676,258	11,897,160
Other noncurrent assets	3,160,714	3,811,832

Total assets	$267,238,540	$425,837,630

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$324,841
Accounts payable	102,381,151	136,374,705
Accrued expenses	23,984,891	34,326,224
Income taxes payable	6,491,397	13,974,812

Total current liabilities	132,857,439	185,000,582

Long-term liabilities:
Notes payable	—	142,937
Deferred rent and other long-term liabilities	3,161,205	3,533,985

Total long-term liabilities	3,161,205	3,676,922

Total liabilities	136,018,644	188,677,504

Stockholders' equity
Preferred stock—authorized 25,000,000 shares; $.01 par value; no shares issued and outstanding at February 3, 2001 and February 2, 2002	—	—
Common stock—authorized 100,000,000 shares; $.01 par value; 22,304,722 and 25,782,857 shares issued and outstanding at February 3, 2001 and February 2, 2002, respectively	223,047	257,829
Additional paid-in capital	77,060,816	166,312,221
Accumulated other comprehensive loss	(1,551,809)	(2,609,427)
Retained earnings	55,487,842	73,199,503

Total stockholders' equity	131,219,896	237,160,126

Total liabilities and stockholders' equity	$267,238,540	$425,837,630

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Net sales	$725,521,536	$766,334,631	$1,009,219,786
Management fees	4,872,822	4,425,097	5,889,599

Total revenues	$730,394,358	$770,759,728	$1,015,109,385

Costs and expenses:
Costs of goods sold, including freight	548,172,011	590,422,747	776,481,445
Selling, general and administrative	133,533,992	144,466,060	179,464,298
Restructuring and asset impairment charge	—	—	12,637,905
Depreciation and amortization	12,277,797	15,855,374	19,749,746

Operating income	36,410,558	20,015,547	26,775,991
Other income	—	1,550,032	—
Interest income, net	1,427,603	3,096,550	1,883,654

Income before income taxes	37,838,161	24,662,129	28,659,645
Income tax expense	15,007,773	9,790,866	10,947,984

Net income	$22,830,388	$14,871,263	17,711,661

Net income per share—basic	$1.11	$0.67	$0.74

Weighted average shares outstanding—basic	20,559,100	22,253,816	23,868,449

Net income per share—diluted	$1.10	$0.66	$0.73

Weighted average shares outstanding—diluted	20,762,249	22,466,030	24,229,881

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Preferred stock		Common stock			Accumulated other comprehensive income
					Additional paid-in capital		Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance Jan. 30, 1999	—	$—	20,169,200	$201,692	$31,541,428	$(686,920)	$17,786,191	$48,842,391
Comprehensive income:
Net income	—	—	—	—	—	—	22,830,388	22,830,388
Foreign currency translation	—	—	—	—	—	446,194	—	446,194

Total comprehensive income								23,276,582

Issuance of common stock	—	—	2,000,000	20,000	40,027,700	—	—	40,047,700
Exercise of stock options	—	—	51,914	519	726,277	—	—	726,796
Tax benefit from stock options exercised and other equity transactions	—	—	—	—	3,593,000	—	—	3,593,000

Balance Jan. 29, 2000	—	$—	22,221,114	$222,211	$75,888,405	$(240,726)	$40,616,579	$116,486,469

Comprehensive income:
Net income	—	—	—	—	—	—	14,871,263	14,871,263
Foreign currency translation	—	—	—	—	—	(1,311,083)	—	(1,311,083)

Total comprehensive income								13,560,180

Issuance of common stock	—	—	22,179	222	311,845	—	—	312,067
Exercise of stock options	—	—	61,429	614	860,566	—	—	861,180

Balance Feb. 3, 2001	—	$—	22,304,722	$223,047	$77,060,816	$(1,551,809)	$55,487,842	$131,219,896

Comprehensive income:
Net income	—	—	—	—	—	—	17,711,661	17,711,661
Foreign currency translation	—	—	—	—	—	(1,057,618)	—	(1,057,618)

Total comprehensive income								16,654,043

Issuance of common stock	—	—	2,519,311	25,193	68,586,313	—	—	68,611,506
Exercise of stock options	—	—	958,824	9,589	13,925,619	—	—	13,935,208
Tax benefit from stock options exercised	—	—	—	—	6,739,473	—	—	6,739,473

Balance Feb. 2, 2002	—	$—	25,782,857	$257,829	$166,312,221	$(2,609,427)	$73,199,503	$237,160,126

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Cash flows from operating activities:
Net income	$22,830,388	$14,871,263	$17,711,661
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	11,882,789	15,490,452	19,492,629
Amortization of other assets	395,008	364,922	257,117
Loss on disposal of property and equipment	352,231	392,364	226,600
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(6,258,628)	3,578,766	(3,616,991)
Due from affiliates	987,909	—	—
Merchandise inventories	(24,526,184)	(10,779,526)	(47,008,834)
Prepaid expenses	(3,532,696)	(615,049)	(2,261,477)
Deferred taxes	413,008	(994,525)	(9,800,187)
Other long-term assets	(340,971)	239,996	(659,516)
(Decrease) increase in:
Accounts payable	33,463,199	(19,534,654)	32,784,905
Accrued expenses	1,715,425	733,847	9,844,205
Income taxes payable	(49,424)	(3,470,608)	14,095,252
Deferred rent and other long-term liabilities	150,662	516,264	357,356

Net cash provided by operating activities	37,482,716	793,512	31,422,720

Cash flows used in investing activities:
Purchases of property and equipment	(31,756,803)	(44,816,664)	(23,725,272)
Proceeds from disposition of assets	5,323	92,748	92,636
Net cash to acquire business	—	—	(9,222,814)

Net cash used in investing activities	(31,751,480)	(44,723,916)	(32,855,450)

Cash flows from financing activities:
Proceeds from exercise of stock options	726,796	861,180	13,935,208
Repayments of long-term debt	(99,996)	(8,353)	(23,522)
Proceeds from issuance of common stock	40,047,700	312,067	68,611,506

Net cash provided by financing activities	40,674,500	1,164,894	82,523,192

Effects of exchange rates on cash	(55,824)	(479,136)	321,634
Net increase (decrease) in cash and cash equivalents	46,349,912	(43,244,646)	81,412,096
Cash and cash equivalents, beginning of period	42,006,179	88,356,091	45,111,445

Cash and cash equivalents, end of period	$88,356,091	$45,111,445	$126,523,541

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$187,223	$5,136	$16,323
Income taxes	13,577,519	13,824,421	8,221,179

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

        Electronics Boutique Holdings Corp. (collectively with its subsidiaries, the "Company") is among the world's largest specialty retailers of electronic games. The Company operates in only one business segment, as substantially all of its revenues, net income and assets are derived from its primary products of video games and personal computer entertainment software, supported by the sale of video game hardware, PC productivity software and accessories.

        The Company had 619, 737 and 937 operating retail stores throughout the United States, Puerto Rico, Canada, Australia, Denmark, Germany, New Zealand, Norway, Italy, Sweden and South Korea at January 29, 2000, February 3, 2001 and February 2, 2002, respectively. Total revenues from the U.S. and foreign operations were 88% and 12%, respectively in fiscal 2000 and 86% and 14%, respectively in fiscal 2001 and fiscal 2002. Long-lived assets located in the United States and foreign countries were 83% and 17%, respectively, in fiscal 2001 and 73% and 27%, respectively in fiscal 2002. We are subject to the risks inherent in conducting business across national boundaries. The Company also operates a mail order business and sells product via the Internet. Approximately 30%, 32% and 38% of fiscal 2000, fiscal 2001 and fiscal 2002 sales, respectively, were generated from merchandise purchased from its three largest vendors. The Company is highly dependent on the introduction by its vendors of new and enhanced video game and PC hardware and software.

  Fiscal Year-End

        The fiscal year ends on the Saturday nearest January 31. Accordingly, the financial statements for the years ended January 29, 2000 (fiscal "2000") and February 2, 2002 (fiscal "2002") each include 52 weeks of operations. Financial statements for the year ended February 3, 2001 (fiscal "2001") includes 53 weeks of operations.

  Principles of Consolidation

        The consolidated financial statements include the financial position and results of operations of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

  Revenue Recognition

        Retail sales are recognized as revenue at point of sale. Mail order and internet sales are recognized as revenue upon shipment. Management fees are recognized in the period that related services are provided. Sales are recorded net of estimated amounts for sales returns and other allowances.

        In fiscal 2001, the Company adopted Emerging Issues Task Force 00-10: Accounting for Shipping and Handling Costs. As a result, all shipping and handling fee income from the mail order and internet operations is now recognized as net sales. Net sales and cost of goods sold were increased $1,721,000 for fiscal 2000 to reflect this change. The Company records shipping and handling costs in cost of goods sold.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Merchandise Inventories

        Merchandise is valued at the lower of cost or market. Cost is determined principally by a weighted-average method.

  Property and Equipment

        Property and equipment is recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The estimated useful lives are as follows:

Leasehold improvements	Lesser of 10 years or the lease term
Furniture and Fixtures	5 years
Computer equipment	3 years
Building	30 years

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

  Goodwill and Other Intangibles

        Goodwill is being amortized on a straight-line basis over periods of up to ten years. Goodwill is evaluated continually to determine whether events or circumstances warrant revised estimates of useful lives. The Company assesses the recoverability of other intangibles by determining whether the remaining balance can be recovered through projected undiscounted cash flows.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill and should be used for all business combinations initiated after June 30, 2001. Statement 142 states that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The adoption of Statement 141 by the Company in fiscal 2002 did not have a material impact on its financial statements.

        As of February 2, 2002, the Company has net unamortized goodwill and identifiable intangible assets of $8.7 million, all of which will be subject to the annual impairment test. $1.0 million of the net goodwill and intangible assets were from previous year's activity and the remaining $7.7 million relates to international acquisitions in fiscal 2002. The Company is currently assessing the impact of Statement 142, which was adopted as of February 3, 2002.

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

  Foreign Currency

        The accounts of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of the operations are translated using an average exchange rate for the year. The effects of the rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a foreign currency translation adjustment in the statements of stockholders' equity. Transaction gains and losses are included in net income and the equity section of the balance sheet.

        Market risks relating to the Company's operations result primarily from changes in foreign exchange rates. The Company routinely enters into forward and cross-currency swap exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on intercompany loans, investments in subsidiaries, and accounts payable. These contracts vary in length of duration. On February 2, 2002, the Company had a total of seven forward contracts and seven cross-currency swap contracts. The forward contracts had a notional amount of $17,300,000 and the cross-currency swap contracts had a notional amount of $10,778,525. The total fair market value of all contracts at February 2, 2002 was approximately $300,000. These contracts were purchased as fair value hedges of intercompany loans, investments in subsidiaries, and trade payables. The Company recorded an immaterial net loss related to hedge ineffectiveness in fiscal 2002. The net loss is recorded in selling, general, and administrative expense and in stockholders' equity. Three contracts for $13,000,000 expire during 2003 and the remaining contracts for $15,078,525 expire in future years.

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS 137 and SFAS 138. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As required under SFAS 137, the Company adopted SFAS 133 as amended in fiscal year 2002. The cumulative effect of the adoption of this standard on February 4, 2001 did not materially impact the Company's results of operations, financial condition or long-term liquidity.

  Income Taxes

        The Company is subject to federal and state income taxes as a C corporation. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Weighted average shares outstanding—basic	20,559,100	22,253,816	23,868,449
Dilutive effect of stock options	203,149	212,214	361,432

Weighted average shares outstanding—diluted	20,762,249	22,466,030	24,229,881

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

  Fair Value of Financial Instruments

        The Company's financial instruments are accounts receivable, accounts payable, long-term debt, life insurance policies, and foreign exchange contracts. The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The fair value of the foreign exchange contracts is included in the foreign currency note section above.

(2) COMMITMENTS

  Lease Commitments

        At February 2, 2002, the future annual minimum lease payments under operating leases for the following five fiscal years and thereafter were as follows:

	Retail Store Locations	Distribution facilities	Total lease Commitments
Fiscal 2003	$42,523,913	$1,409,764	$43,933,677
Fiscal 2004	39,341,700	1,426,366	40,768,066
Fiscal 2005	36,826,832	1,170,316	37,997,148
Fiscal 2006	34,313,489	531,782	34,845,271
Fiscal 2007	31,316,289	141,681	31,457,970
Thereafter	79,888,256	471,711	80,359,967

	$264,210,479	$5,151,620	$269,362,099

        The total future minimum lease payments include lease commitments for new retail locations not in operation at February 2, 2002, and exclude contingent rentals based upon sales volume and owner expense reimbursements. The terms of the operating leases for the retail locations provide that, in addition to the minimum lease payments, the Company is required to pay additional rent to the extent retail sales, as defined, exceed amounts set forth in the lease agreements and to reimburse the landlord for the Company's proportionate share of the landlord's costs and expenses incurred in the maintenance and operation of the shopping mall. Contingent rentals were approximately $12,605,000, $9,966,000 and $12,487,000 in fiscal 2000, fiscal 2001 and fiscal 2002, respectively. Rent expense, including contingent rental amounts, was approximately $53,178,000, $58,496,000 and $72,767,000 in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

        Certain of the Company's lease agreements provide for varying lease payments over the life of the leases. For financial statement purposes, rental expense is recognized on a straight-line basis over the original term of the agreements. Actual lease payments are less than the rental expense reflected in the statements of operations by approximately $161,000, $508,000 and $462,000 for fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

(3) ACCRUED EXPENSES

        Accrued expenses consist of the following:

	February 3, 2001	February 2, 2002
Employee compensation and related taxes	$5,824,769	$9,947,329
Gift certificates and customer deposits	5,153,460	6,010,771
Deferred revenue	3,605,498	6,144,879
Accrued rent	3,375,045	4,038,386
Other accrued liabilities	6,026,119	8,184,859

Total	$23,984,891	$34,326,224

(4) DEBT

        The Company had available a revolving credit facility allowing for maximum borrowings of $50,000,000 at February 3, 2001 and February 2, 2002. The facility is subject to an immaterial annual commitment fee. The revolving credit facility was renewed for a one-year term expiring on March 16, 2003. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or the bank's base rate of interest, at the Company's option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. There was no outstanding balance at February 3, 2001 and February 2, 2002 on this facility.

        Letters of credit outstanding with various financial institutions were $1.8 million at February 2, 2002.

        The Company has a line of credit and various bank notes in its Swedish subsidiary with a total outstanding balance at February 2, 2002 of $467,778. The current portion of these obligations is $324,841. The weighted average of the interest rates on these facilities as of February 2, 2002 was 8.22%.

(5) RELATED PARTY TRANSACTIONS

  Transactions with Affiliates

        In fiscal 1996, EB, a predecessor to the Company, entered into a services agreement with EB-UK to provide consulting, management, training, and advertising assistance which expires on January 31, 2006. The agreement was assigned to EB Services. The agreement prohibits the Company from competing in the United Kingdom or Ireland during the term of the agreement, and for one year after its termination. The agreement provides for a fee to be paid to EB Services based on a formula of 1% of adjusted sales and if budgeted profits are exceeded for the year, a bonus equal to 25% of such excess. The management fee receivable at February 3, 2001 was $363,000 and at February 2, 2002 was $573,000; both were included in accounts receivable—trade and vendors. Management fees received from EB-UK for fiscal 2000, fiscal 2001 and fiscal 2002 was $3,850,000, $4,366,000 and $5,955,000, respectively. Additionally, the agreement provides that EB Services is to be reimbursed by EB-UK for all reasonable travel and subsistence expenses incurred during performance of the agreement. At February 3, 2001 and February 3, 2002, there were no outstanding balances due from EB-UK.

        In June 2000, the Company purchased its headquarters and its primary distribution center, which are located in a single 140,000 square foot building on several acres in West Chester, Pennsylvania, from EB Nevada, Inc. for $6,700,000.

(6) CONSULTING AGREEMENT

        In July 1993, EB entered into a consulting agreement with a business that owns and operates retail stores. The consulting agreement expired on January 31, 2001. The Company provided consulting, management, administrative, marketing, and advertising assistance to this retail business. The Company received $226,000 and $57,000 during fiscal 2000 and fiscal 2001, respectively, as reimbursement for incremental costs incurred based on a formula as defined. Amounts owed to the Company for these items and trade credit at February 3, 2001 are included in accounts receivable. Reimbursements offset selling, general and administrative expenses. Based on certain performance criteria as defined, the Company earned a performance fee of $543,000 for fiscal 2000. No performance fee was earned for fiscal 2001.

(7) CAPITAL STOCK

        On November 23, 1999, the Company completed a public offering of 3,500,000 shares of common stock. Of the 3,500,000 shares sold, 2,000,000 shares were for the account of the Company and 1,500,000 shares were for the account of EB Nevada Inc., the selling shareholder. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $40.0 million.

        On August 14, 2001, the Company completed a public offering of 4,600,000 shares of common stock. Of the 4,600,000 shares sold, 2,500,000 shares were for the account of the company and 2,100,000 shares were for the account of EB Nevada Inc., the selling shareholder. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $68.2 million.

(8) EMPLOYEES' RETIREMENT PLAN

        The Company provides employees with retirement benefits under a 401(k) salary reduction plan. Generally, employees are eligible to participate in the plan after attaining age 21 and completing one year of service. Eligible employees may contribute up to 17% of their compensation to the plan. Company contributions are at the Company's discretion and may not exceed 15% of an eligible employee's compensation. Company contributions to the plan are fully vested for eligible employees with five years or more of service. Contributions under this plan were approximately $433,000, $456,000 and $534,000 in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

(9) EQUITY PLANS

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

  Employee Stock Purchase Plan

        Under Electronics Boutique's Employee Stock Purchase Plan (the Purchase Plan), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible associates to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of February 2, 2002, 980,689 shares remain available for issuance under the Purchase Plan. The weighted-average fair value, net of the 15% discount, of the shares purchased by employees in fiscal 2001 and 2002 was $15.28 and $19.08 respectively.

        Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standard No.123, and has been determined as if the Company had accounted for its employee stock options and the purchase plan under the fair value method of that Statement. The fair value was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Expected volatility	62.39%	62.41%	61.51%
Risk-free interest rate	4.93%	4.86%	4.28%
Expected life of options in years	3.0	3.0	4.15
Expected life of purchase rights in months	—	3.0	3.0
Dividend yield	—	—	—

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's information follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Net income:
As reported	$22,830,388	$14,871,263	$17,711,661
Pro forma net income	$20,942,647	$12,100,336	$14,344,409
Pro forma income per common share:
Basic	$1.02	$0.54	$0.60
Diluted	$1.01	$0.54	$0.59

        A summary of the Company's stock option activity, and related information for the fiscal year ended January 29, 2000, February 3, 2001 and February 2, 2002 follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Outstanding at beginning of year	1,561,333	1,778,476	2,049,518
Granted	342,086	412,200	1,085,400
Exercised	(51,914)	(61,429)	(958,824)
Forfeited	(73,029)	(79,729)	(83,499)

Outstanding at end of year	1,778,476	2,049,518	2,092,595

Exercisable at end of year	520,444	989,394	696,519
Weighted average price per share:
Granted	$19.82	$15.32	$21.37
Exercised	$14.00	$14.02	$14.50
Forfeited	$14.00	$15.33	$17.70

        The weighted average exercise price for all options outstanding and exercisable as of February 2, 2002 were $18.34 and $15.13, respectively.

        The table below summarizes information about stock options outstanding as of February 2, 2002.

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of February 2, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of February 2. 2002	Weighted average exercise price
$9.50 - $17.50	898,383	7.4	$14.60	588,907	$14.27
$17.51 - $29.06	947,212	8.8	$18.34	107,612	$19.84
$30.00 - $41.65	247,000	9.7	$31.90	—	—

	2,092,595			696,519

(10) INCOME TAXES

        As discussed in notes 1, the Company is subject to federal and state income taxes as a C corporation.

        Income before income taxes was as follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Domestic	$32,585,914	$19,790,343	$25,800,384
Foreign	5,252,247	4,871,787	2,859,261

Total	$37,838,161	$24,662,129	$28,659,645

        The provision for income taxes for fiscal 2000, fiscal 2001 and fiscal 2002 consists of the following:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	2.73	1.13	0.51
Foreign incremental taxes	1.06	1.59	0.59
Other	0.63	1.26	1.51
Change in valuation allowance	0.24	0.72	0.59

Income tax expense	39.66%	39.70%	38.20%

Current:
Domestic—Federal	$12,022,610	$7,357,411	$16,684,368
Domestic—State	1,601,952	1,030,459	1,825,218
Foreign	3,045,359	2,135,695	2,169,460
Deferred:
Domestic—Federal	(1,245,891)	(115,269)	(7,167,503)
Domestic—State	(317,963)	(602,700)	(1,599,468)
Foreign	(98,294)	(14,730)	(964,091)

Income tax expense	$15,007,773	$9,790,866	$10,947,984

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of February 3, 2001 and February 2, 2002.

Deferred tax assets:	February 3, 2001	February 2, 2002
Inventory capitalized costs	$1,437,370	$1,837,914
Accrued expenses	2,447,190	9,132,848
State net operating loss	576,220	576,220
Fixed assets	7,251,683	9,019,367
Deferred rent	1,260,713	1,422,710
Amortization of goodwill	163,862	233,862
Foreign net operating loss	420,000	1,179,001

Total gross deferred tax asset	13,557,038	23,401,922
Valuation allowance	(420,000)	(534,000)

Net deferred tax asset	$13,137,038	$22,867,922

        The increase in the valuation allowance of $114,000 in fiscal 2002 results from net operating losses from foreign subsidiaries.

(11) QUARTERLY RESULTS (unaudited)

        The Company's business, like that of most retailers, is highly seasonal. A significant portion of our net sales, management fees and profits are generated during the Company's fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in the Company's merchandise mix.

        The following table sets forth certain unaudited quarterly income statement information for fiscal 2001 and fiscal 2002. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal 2001				Fiscal 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except for earnings per share and number of stores)
Total revenues	$151,479	$126,128	$159,166	$333,987	$179,860	$175,430	$169,282	$490,537
Gross profit	38,592	31,658	36,936	73,152	41,734	45,938	46,762	104,194
Operating income (loss)	2,938	(5,633)	1,950	20,761	(2,842)	(2,704)	4,289	28,033
Net income (loss)	2,404	(2,006)	1,394	13,080	(1,418)	(1,532)	2,920	17,742
Earnings (loss) per share
—Basic	0.11	(0.09)	0.06	0.59	(0.06)	(0.07)	0.12	0.69
—Diluted	0.11	(0.09)	0.06	0.58	(0.06)	(0.07)	0.11	0.67
Stores open at quarter end	628	645	694	737	763	813	878	937

        A gain of $1.6 million ($1.0 million after-tax or $0.04 per diluted share) resulting from the termination fee on the acquisition of Funco, Inc. was recorded in other income in the second quarter of fiscal 2001. Net loss for the 13-week period ending July 29, 2000, excluding this charge, was $3.0 million or $0.13 per diluted share. The $28.0 million of operating income in the fourth quarter of fiscal 2002 includes a $14.9 million pre-tax charge ($9.2 million after-tax or $0.35 per diluted share) (See Note 12 below). Net income for the 13-week period ended February 2, 2002, excluding this charge, was $27.0 million or $1.02 per diluted share.

(12) RESTRUCTURING CHARGE

        On February 1, 2002, the Board of Directors of the Company adopted a plan related to the closing of the Company's 29 EB Kids stores and the sale of its 22 store BC Sports Collectibles business. A $14.9 million pre-tax charge ($9.2 million after-tax or $0.35 per diluted share) was recorded in fiscal 2002 related to this decision. The pre-tax charge was recorded as follows: $2.3 million related to a write-down of inventory within cost of goods sold and $12.6 million as a restructuring and asset impairment charge. The $12.6 million charge consisted of $5.8 million for asset impairment charges and the balance was primarily for lease termination costs.

(13) ACQUISITIONS

        On May 14, 2001, the Company acquired the assets of a Danish company consisting of eight retail stores and an internet site in Denmark and Norway for approximately $2.2 million.

        On August 2, 2001, the Company acquired 70% of the capital stock of an Italian company, consisting of 10 retail stores and a distribution facility, for approximately $1.7 million. In conjunction with this acquisition, we have an option to purchase the remaining 30% of the capital stock of the Italian company for $798,000.

        On October 5, 2001, the Company paid approximately $631,000 to acquire 90% of the capital stock of a German company, which then acquired assets consisting of three retail stores, a publishing business, a mail order operation and an internet site.

        On November 15, 2001, the Company acquired all the outstanding shares of Tradition Svenska AB, a privately held video and hobby games retailer with 11 stores located in several cities in Sweden for approximately $4.7 million.

        These acquisitions were accounted for using the purchase method of accounting and resulted in goodwill of $7.4 million.

(14) LEGAL CONTINGENCIES

        We are involved from time to time in legal proceedings arising in the ordinary course of our business. In the opinion of management, no pending proceedings will have a material adverse effect on our results of operation or financial condition.

Schedule II—Valuation and Qualifying Accounts

Period Ended	Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Deferred Tax Valuation Allowance
January 29, 2000	Deferred tax valuation allowance	$214,000	$92,000	$—	$306,000
February 3, 2001	Deferred tax valuation allowance	306,000	114,000	—	420,000
February 2, 2002	Deferred tax valuation allowance	420,000	114,000	—	534,000
Inventory Valuation Allowance
January 29, 2000	Inventory valuation allowance	$2,836,000	$2,947,000	$2,955,000	$2,828,000
February 3, 2001	Inventory valuation allowance	2,828,000	2,782,000	3,663,000	1,947,000
February 2, 2002	Inventory valuation allowance	1,947,000	8,284,000	7,535,000	2,696,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Part III

Items 10-13. Directors and Executive Officers of the Company

        The information required by Part III (Items 10-13) is set forth in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of February 2, 2002, and in Item 1A hereof. Such information is incorporated herein by reference and made a part hereof.

Part IV

Item 14. Exhibits and Reports on Form 8-K

  (a)
  1. Exhibits

1.1	Specimen Stock Certificate (1)
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Form of Indemnification Agreement for Directors and Officers (1)
10.2	Form of 1998 Equity Participation Plan (1)
10.3	Form of 2000 Equity Participation Plan (2)
10.4	Form of Employee Stock Purchase Plan (2)
10.5	Services Agreement, dated October 13, 1995, by and between The Electronics Boutique, Inc. and Electronics Boutique plc (f/k/a Rhino Group plc)(1)
10.6	Loan and Security Agreement, dated March 16, 1998, by and between The Electronics Boutique, Inc. and Fleet Capital Corporation (1)
10.7	Joinder Agreement by and between Electronics Boutique of America Inc. and Fleet Capital Corporation (1)
10.8	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Joseph J. Firestone (1)
10.9	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and John R. Panichello (1)
10.10	Form of Employment Agreement by and between Electronics Boutique Holdings Corp and Jeffrey W. Griffiths (1)
10.11	Amendment No. 1 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation (1)
10.12	Amendment No. 2 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation (1)
10.13	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Seth P. Levy (3)
10.14	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and James A. Smith (4)
10.15	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Steve Morgan (5)
21.1	Subsidiaries of Electronics Boutique Holdings Corp.
23.1	Consent of KPMG LLP

(1)
Incorporated by reference from the applicable exhibits of Electronics Boutique's Registration Statement on Form S-1 (Reg. No. 333-48523)

(2)
Incorporated by reference from Electronics Boutique Proxy on Schedule 14A dated June 16, 2000

(3)
Incorporated by reference from the applicable exhibits of Electronics Boutique's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999

(4)
Incorporated by reference from the applicable exhibits of Electronics Boutique's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000

(5)
Incorporated by reference from the applicable exhibits to Electronics Boutique's Annual Report on Form 10-K for the period February 3, 2001

(b)
Reports on Form 8-K

        None.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
By:	/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths President and Chief Executive Officer

Date: April 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2002.

Name	Title

/s/ JAMES J. KIM James J. Kim	Chairman of the Board
/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JAMES A. SMITH James A. Smith	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DEAN S. ADLER Dean S. Adler	Director
/s/ SUSAN Y. KIM Susan Y. Kim	Director
/s/ LOUIS J. SIANA Louis J. Siana	Director
/s/ STANLEY STEINBERG Stanley Steinberg	Director

EXHIBIT INDEX

21.1	Subsidiaries of Electronics Boutique Holdings Corp.
23.1	Consent of KPMG LLP

QuickLinks

FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002 INDEX
PART I
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE FINANCIAL STATEMENTS
Independent Auditors' Report
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Part III
Part IV
Signatures
EXHIBIT INDEX