Form 10-Q
period 2002-05-04
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2002-06-18
CIK 1057746

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

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

YES ☒        NO ☐

At June 13, 2002, there were 25,818,032 shares of common stock, $.01 par value per share, outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
AND SUBSIDIARIES

INDEX

		Page
Part I.	Financial Information
	Item 1. Financial Statements
	Consolidated Balance Sheets at May 4, 2002 (unaudited) and February 2, 2002	3
	Consolidated Statements of Income (unaudited) Thirteen weeks ended May 4, 2002 and May 5, 2001	4
	Consolidated Statements of Cash Flows (unaudited) Thirteen weeks ended May 4, 2002 and May 5, 2001	5
	Notes to Consolidated Financial Statements (unaudited)	6
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Part II.	Other Information
	Item 1. Legal Proceedings	12
	Item 6. Exhibits and Reports on Form 8-K	12
Signatures		14

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 4, 2002	February 2, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,457,976	$126,523,541
Accounts receivable:
Trade and vendors	12,563,916	11,474,587
Other	259,752	259,752
Merchandise inventories	154,216,531	149,791,859
Deferred tax asset	10,982,215	10,970,762
Prepaid expenses	9,250,547	7,426,307

Total current assets	265,730,937	306,446,808

Property and equipment:
Building & leasehold improvements	88,160,589	85,028,687
Fixtures and equipment	78,142,346	76,247,107
Land	5,336,790	5,277,572
Construction in progress	1,542,430	1,175,599

	173,182,155	167,728,965
Less accumulated depreciation and amortization	77,035,460	72,788,793

Net property and equipment	96,146,695	94,940,172
Goodwill and other intangible assets, net of accumulated amortization of $1,532,409 and $1,500,007	9,199,089	8,741,658
Deferred tax asset	11,950,552	11,897,160
Other noncurrent assets	2,777,493	3,811,832

Total assets	$385,804,766	$425,837,630

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$342,755	$324,841
Accounts payable	113,059,942	136,374,705
Accrued expenses	27,165,532	34,326,224
Income taxes payable	3,115,307	13,974,812

Total current liabilities	143,683,536	185,000,582

Long-term liabilities:
Notes payable	149,931	142,937
Deferred rent and other long-term liabilities	3,500,566	3,533,985

Total long-term liabilities	3,650,497	3,676,922

Total liabilities	147,334,033	188,677,504

Stockholders' equity
Preferred stock—authorized 25,000,000 shares; $.01 par value; no shares issued and outstanding at May 4, 2002 and February 2, 2002	—	—
Common stock—authorized 100,000,000 shares; $.01 par value; 25,811,512 and 25,782,857 shares issued and outstanding at May 4, 2002 and February 2, 2002, respectively	258,115	257,829
Additional paid-in capital	166,762,296	166,312,221
Accumulated other comprehensive loss	(2,375,939)	(2,609,427)
Retained earnings	73,826,261	73,199,503

Total stockholders' equity	238,470,733	237,160,126

Total liabilities and stockholders' equity	$385,804,766	$425,837,630

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001
Net sales	$216,300,782	$178,897,613
Management fees	1,368,299	962,549

Total revenues	217,669,081	179,860,162

Costs and expenses:
Costs of goods sold, including freight	160,868,818	138,126,486
Selling, general and administrative	51,607,591	40,020,377
Restructuring and asset impairment	(507,828)	—
Depreciation and amortization	5,147,049	4,555,508

Operating income (loss)	553,451	(2,842,209)
Interest income, net	460,713	490,765

Income (loss) before income taxes	1,014,164	(2,351,444)
Income tax expense (benefit)	387,406	(933,523)

Net income (loss)	$626,758	$(1,417,921)

Net income (loss) per share—basic	$0.02	$(0.06)

Weighted average shares outstanding—basic	25,796,483	22,332,096

Net income (loss) per share—diluted	$0.02	$(0.06)

Weighted average shares outstanding—diluted	26,363,591	22,332,096

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001
Cash flows from operating activities:
Net income (loss)	$626,758	$(1,417,921)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation of property and equipment	5,114,647	4,502,078
Amortization of other assets	32,402	53,430
Gain (loss) on disposal of property and equipment	(14,871)	77,383
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(918,180)	2,055,648
Merchandise inventories	(3,370,067)	(17,743,997)
Prepaid expenses	(1,687,330)	(849,928)
Deferred taxes	(66,263)	39,975
Other non-current assets	1,055,489	28,036
(Decrease) increase in:
Accounts payable	(24,152,344)	(1,801,871)
Accrued expenses	(8,352,591)	(2,185,786)
Income taxes payable	(10,902,450)	(6,459,923)
Deferred rent and other long-term liabilities	(30,462)	120,083

Net cash used in operating activities	(42,665,262)	(23,582,793)

Cash flows used in investing activities:
Purchases of property and equipment	(5,610,768)	(5,550,658)
Proceeds from disposition of assets	77	2,217

Net cash used in investing activities	(5,610,691)	(5,548,441)

Cash flows from financing activities:
Proceeds from exercise of stock options	348,456	1,551,080
Repayments of long-term debt	(866)	—
Proceeds from issuance of common stock	101,905	94,170

Net cash provided by financing activities	449,495	1,645,250

Effects of exchange rates on cash	(239,107)	(91,842)
Net decrease in cash and cash equivalents	(48,065,565)	(27,577,826)
Cash and cash equivalents, beginning of period	126,523,541	45,111,445

Cash and cash equivalents, end of period	$78,457,976	$17,533,619

Supplemental disclosures of cash flow information:
Taxes paid	$11,439,065	$5,520,669
Interest paid	11,659	1,427

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

        The accompanying unaudited consolidated financial statements of Electronics Boutique have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002 contained in Electronics Boutique's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen-week period ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

(2)  Net Income (loss) Per Share

        Basic net income (loss) per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted net income per share for the thirteen week period ended May 4, 2002 is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options. Because Electronics Boutique incurred a net loss for the thirteen week period ended May 5, 2001, the weighted average shares used for diluted net loss per share equals the weighted average number of shares used for the basic net loss per share.

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

(4)  Debt

        Electronics Boutique has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of May 4, 2002, there were no outstanding borrowings on this facility.

(5)  Comprehensive Income

        Comprehensive income is computed as follows:

	Thirteen weeks ended
	May 4, 2002	May 5, 2001
Net income (loss)	$626,758	$(1,417,921)
Foreign currency translation adjustment	233,488	(679,104)

Comprehensive income (loss)	$860,246	$(2,097,025)

(6)  Restructuring and asset impairment charge

        In the fourth quarter of fiscal year ended February 2, 2002, we decided to close all of our 29 EB Kids stores and sell our 22 store BC Sports Collectibles business. The closing of the EB Kids stores was completed in May 2002.

        We have retained a financial advisor to assist in the sale of the BC Sports Collectibles business and expect to complete a transaction by the end of the second fiscal quarter. We continue to operate and incur expenses while we seek a purchaser of these stores.

        As a result of these decisions, we recorded a $12.6 million pre-tax charge in the fiscal fourth quarter and year ended February 2, 2002, consisting of the write-down of fixed assets, estimated lease termination costs, and related expenses. To determine the charge, management made various estimates and assumptions regarding the fair values of fixed assets as well as estimating the costs associated with terminating certain leases. Actual costs could differ from these estimates. If this occurs, we will adjust our accrual accordingly.

        The following table summarizes activity in the restructuring accrual for May 4, 2002 and February 2, 2002:

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
	(Amounts in thousands)
Year ended February 2, 2002	$—	$—	$12,638	$—	$(2,865)	$9,773
Quarter ended May 4, 2002	$9,773	$(1,325)	$—	$(508)	$—	$7,940

        In the fourth quarter of fiscal year ended 2002, the $2.9 million in Other related to the write down of $2.5 million of EB Kids fixed assets and the write off of other assets.

        In the first quarter of fiscal 2003, there was $1.2 million in cash payments relating to the termination of certain EB Kids store leases and $89,000 in cash payments of professional services associated with the restructuring. In addition we reversed $0.5 million of the restructuring accrual in the thirteen weeks ending May 4, 2002. The reversal of the accrual was due to actual costs being lower than original estimates for the termination of leases of the EB Kids stores.

        As of May 4, 2002, $6.9 million of the restructuring accrual relates to the sale of the BC Collectibles business, which is expected to take place in the second fiscal quarter. The remainder is an accrual for consulting and landlord costs related to the EB Kids closings, the majority of which will be paid in the second fiscal quarter of fiscal 2003.

(7)  New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement 142 states that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually.

        As of May 4, 2002, we had net unamortized goodwill and identifiable intangible assets of $9.2 million, $8.8 million of which is subject to the annual impairment test. The company is in the process of finalizing its impairment test and based on the preliminary results we do not anticipate any material impact on our financial statements.

        In accordance with Statement 142, the following tables show the intangible assets and goodwill as of May 4, 2002.

	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets	$185,549	$86,306
Unamortized Intangible Assets	$283,110	$—
Aggregate Amortization Expense:
Quarter ended May 4, 2002	$32,402	$—

Goodwill

        The changes in carrying amount of goodwill for the quarter ended May 4, 2002 are as follows:

Balance as of February 2, 2002	$8,353,641
Foreign exchange adjustment	463,095

Balance as of May 4, 2002	$8,816,736

Goodwill and Intangible Asset

        FASB Statement 142 did not change the results of the basic or diluted earnings per share for the quarters ending May 5, 2001 and May 4, 2002. The following table shows the tax effected adjustment to net income.

	May 4, 2002	May 5, 2001
Net income (loss)	$626,758	$(1,417,921)
Add back goodwill amortization	—	25,766

Adjusted net income (loss)	$626,758	$(1,392,155)

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Electronics Boutique believes that it is among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware, PC productivity software and accessories. As of May 4, 2002, we operated a total of 948 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, Sweden and South Korea—primarily under the names Electronics Boutique and EB GameWorld. We operate an e-commerce website under the URL address of ebgames.com. We also provided management services for Game Group Plc. (formerly Electronics Boutique Plc.), which operates over 300 stores and department store-based concessions primarily in the United Kingdom and Ireland. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

Results of operations

        The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended
	May 4, 2002	May 5, 2001
Net sales	99.4%	99.5%
Management fees	0.6	0.5

Total revenues	100.0	100.0
Cost of goods sold	73.9	76.8

Gross profit	26.1	23.2
Selling, general and administrative	23.7	22.3
Restructuring and asset impairment charge	(0.2)	0.0
Depreciation and amortization	2.3	2.5

Income (loss) from operations	0.3	(1.6)
Interest income, net	0.2	0.3

Income (loss) before income tax expense	0.5	(1.3)
Income tax expense (benefit)	0.2	(0.5)

Net income (loss)	0.3%	(0.8)%

Thirteen weeks ended May 4, 2002 compared to thirteen weeks ended May 5, 2001

        Net sales increased by 20.9% from $178.9 million in the thirteen weeks ended May 5, 2001 to $216.3 million in the thirteen weeks ended May 4, 2002. The increase in net sales was primarily attributable to a 4.3% increase in comparable store sales and the additional sales volume resulting from 185 net new stores opened since May 5, 2001. The increase in comparable store sales was primarily due to significant sales strength from PlayStation 2 software, as well as Xbox and GameCube hardware, software and accessories. Sales from the BC Sports Collectibles and EB Kids stores (see note 6) for the thirteen weeks ending May 4, 2002 and May 5, 2001 were $6.1 million and $5.5 million, respectively.

        Management fees increased by 42.2% from $963,000 in the thirteen weeks ended May 5, 2001 to $1.4 million in the thirteen weeks ended May 4, 2002. The increase was attributable to additional fees earned from Game Group Plc.

        Cost of goods sold increased by 16.5% from $138.1 million in the thirteen weeks ended May 5, 2001 to $160.9 million in the thirteen weeks ended May 4, 2002. As a percentage of net sales, cost of goods sold decreased from 77.2% in the thirteen weeks ended May 5, 2001 to 74.4% in the thirteen weeks ended May 4, 2002. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to the positive impact of a shift in business from video game hardware to video game software products and increased sales in the pre-owned video game category. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ending May 4, 2002 and May 5, 2001 was $4.9 million and $3.8 million, respectively.

        Selling, general and administrative expense increased by 29.0% from $40.0 million in the thirteen weeks ended May 5, 2001 to $51.6 million in the thirteen weeks ended May 4, 2002. As a percentage of total revenues, selling, general and administrative expense increased from 22.3% in the thirteen weeks ended May 5, 2001 to 23.7% in the thirteen weeks ended May 4, 2002. The $11.6 million increase reflects costs associated with a larger store base and expenses related to the company's expansion into the European market in fiscal 2002. The increase in selling, general and administrative expense as a percentage of total revenues was attributable to the impact of the above factors on operating expenses, partially offset by the increase in net sales. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ending May 4, 2002 and May 5, 2001 was $3.1 million and $2.8 million, respectively.

        Electronics Boutique reversed $0.5 million of the restructuring accrual in the thirteen weeks ending May 4, 2002. The reversal of the accrual was due to the actual costs for the discontinuation of the EB Kids stores being lower than original estimates.

        Depreciation and amortization expense increased by 13.0% from $4.6 million in the thirteen weeks ended May 5, 2001 to $5.1 million in the thirteen weeks ended May 4, 2002. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. Depreciation expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ending May 4, 2002 and May 5, 2001 was $73,000 and $350,000, respectively.

        Operating income increased by $3.4 million from a loss of $2.8 million in the thirteen weeks ended May 5, 2001 to a profit of $.6 million in the thirteen weeks ended May 4, 2002 due to the decrease in cost of goods sold and increase in comparable sales. Operating loss from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ending May 4, 2002 and May 5, 2001 was $1.5 million and $1.4 million, respectively.

        Interest income, net, decreased by 6.1% from $491,000 in the thirteen weeks ended May 5, 2001 to $461,000 in the thirteen weeks ended May 4, 2002. The decrease was attributable to the decline in interest rates on short-term investments partially offset by increased cash balances.

        Income tax expense (benefit) increased from a tax benefit of $0.9 million in the thirteen weeks ended May 5, 2001 to an expense of $0.4 million in the thirteen weeks ended May 5, 2001. As a percentage of income (loss) before income taxes, income tax expense (benefit) decreased from 39.7% in the thirteen weeks ended May 5, 2001 to 38.2% in the thirteen weeks ended May 4, 2002. Our effective tax rate has decreased from the prior year principally as a result of a reduction of state tax expense as well as an increase in operations in foreign jurisdictions that have a lower tax rate than the United States.

        As a result of all the above factors, Electronics Boutique's income after income taxes increased by $2.0 million from a loss of $1.4 million in the thirteen weeks ended May 5, 2001, to income of $.6 million in the thirteen weeks ended May 4, 2002.

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

Liquidity and capital resources

        Electronics Boutique used $42.7 million of cash from operations in the thirteen-week period ended May 4, 2002 compared to $23.6 million of cash from operations during the thirteen weeks ended May 5, 2001. The $42.7 million of cash used in operations in the current year period was primarily the result of payment of accounts payable, accrued expenses and income taxes that were outstanding at the end of the prior fiscal year. The $23.6 million of cash used in operations in the prior year period was primarily the result of payment of accounts payable, accrued expenses and income taxes that were outstanding at the end of the prior fiscal year and the purchase of inventory.

        Electronics Boutique made capital expenditures of $5.6 million in both the thirteen weeks ended May 4, 2002 and May 5, 2001 primarily to open new stores and to remodel existing stores, our headquarters and distribution centers.

        At May 4, 2002, we had no borrowings under our $50 million revolving credit facility.

        Electronics Boutique believes that cash generated from our operating activities and available bank borrowings will be sufficient to fund our operations and store expansion programs for the next twelve months.

Recent Accounting Pronouncements

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

Forward-Looking Statements

        This Quarterly Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. When used in this report, the words "expect," "estimate," "anticipate," "intend," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements within the meaning of and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and our business and growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results or outcomes may differ materially from those projected in the forward-looking statements.

        We urge you to carefully consider the following important factors that could cause actual results to differ materially from our expectations:

  •
  the timing and continuation of the introduction of new products by manufacturers;

  •
  the cyclical nature of our industry;

  •
  our ability to keep pace with technological changes;

  •
  our ability to open new stores and renew existing locations;

  •
  our ability to compete in an intensely competitive industry;

  •
  our ability to complete and integrate future acquisitions;

  •
  the impact of our services agreement with Game Group Plc. on our ability to expand in Europe;

  •
  the outcome of the current lawsuit by Game Group Plc. against The Electronics Boutique, Inc. and EB Services Company LLP;

  •
  our dependence on suppliers, including overseas sources;

  •
  our dependence on management information systems; and

  •
  our ability to recruit and retain skilled personnel.

        For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading "Risk Factors" in Item 1 of our most recent Form 10-K. The forward-looking statements made in this report are made only as of the date of publication (June 2002) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II. Other Information

Item 1. Legal Proceedings

        We are involved from time to time in legal proceedings arising in the ordinary course of our business. Our predecessor, The Electronics Boutique, Inc., and EB Services Company LLP are the defendants in a lawsuit currently pending before the Chancery Division of the High Court of Justice in the United Kingdom filed by Game Group Plc. on March 25, 2002. Game Group Plc. claims that, as result of certain events, including our August 2001 secondary offering, a change in control has occurred allowing it to terminate the services agreement between EB Services Company LLP and Game Group Plc. prior to its expiration in 2006. No monetary damages are being sought by Game Group Plc. We believe we have meritorious defenses against the suit and intend to defend the suit vigorously. However, if Game Group Plc. prevails and terminates the services agreement, our future earnings could be significantly impacted. Other than this lawsuit, in the opinion of management, no pending proceedings could have a material adverse effect on our results of operations.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits:

          None

  b.
  Reports on Form 8-K:

          Electronics Boutique filed the following Current Report on Form 8-K during the three-month period ended May 4, 2002:

          On March 29, 2002, we filed a current report on Form 8-K reporting under Item 5, that Game Group Plc. had filed suit against The Electronics Boutique, Inc. and EB Services Company LLP in the High Court of Justice Chancery Division in the United Kingdom seeking the right to terminate the Services Agreement dated October 13, 1995 between the parties based on an alleged change in control. During the year ended February 2, 2002, Electronics Boutique received $5.9 million in fees from Game Group Plc. under the Services Agreement.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONICS BOUTIQUE HOLDINGS CORP. (Registrant)
Date: June 17, 2002	By:	/s/ JEFFREY GRIFFITHS Jeffrey Griffiths President and Chief Executive Officer (Principal Executive Officer)
Date: June 17, 2002	By:	/s/ JAMES A. SMITH James A. Smith Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures