Form 10-Q
period 2002-08-03
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2002-09-13
CIK 1057746

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        At September 10, 2002, there were 25,847,266 shares of common stock, $.01 par value per share, outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
AND SUBSIDIARIES

INDEX

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 3, 2002	February 2, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,111,735	$126,523,541
Accounts receivable:
Trade and vendors	11,555,607	11,474,587
Other	259,752	259,752
Merchandise inventories	158,127,273	149,791,859
Deferred tax asset	10,986,592	10,970,762
Prepaid expenses	10,014,472	7,426,307

Total current assets	293,055,431	306,446,808

Property and equipment:
Building & leasehold improvements	89,026,482	85,028,687
Fixtures and equipment	82,389,877	76,247,107
Land	5,316,129	5,277,572
Construction in progress	2,146,477	1,175,599

	178,878,965	167,728,965
Less accumulated depreciation and amortization	80,729,932	72,788,793

Net property and equipment	98,149,033	94,940,172
Goodwill and other intangible assets, net of accumulated amortization of $1,542,358 and $1,500,007	10,064,215	8,741,658
Deferred tax asset	11,964,850	11,897,160
Other noncurrent assets	4,265,852	3,811,832

Total assets	$417,499,381	$425,837,630

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$324,841
Accounts payable	140,663,764	136,374,705
Accrued expenses	31,266,977	34,326,224
Income taxes payable	2,446,564	13,974,812

Total current liabilities	174,377,305	185,000,582

Long-term liabilities:
Notes payable	—	142,937
Deferred rent and other long-term liabilities	3,638,534	3,533,985

Total long-term liabilities	3,638,534	3,676,922

Total liabilities	178,015,839	188,677,504

Stockholders' equity
Preferred stock—authorized 25,000,000 shares; $.01 par value; no shares issued and outstanding at August 3, 2002 and February 2, 2002	—	—
Common stock—authorized 100,000,000 shares; $.01 par value; 25,830,416 and 25,782,857 shares issued and outstanding at August 3, 2002 and February 2, 2002, respectively	258,304	257,829
Additional paid-in capital	167,117,438	166,312,221
Accumulated other comprehensive loss	(2,414,198)	(2,609,427)
Retained earnings	74,521,998	73,199,503

Total stockholders' equity	239,483,542	237,160,126

Total liabilities and stockholders' equity	$417,499,381	$425,837,630

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	$261,060,768	$188,965,768	$497,332,739	$377,629,742
Management fees	1,574,207	917,894	2,942,505	1,880,443

Total revenues	262,634,975	189,883,662	500,275,244	379,510,185

Costs and expenses:
Costs of goods sold, including freight	202,490,721	143,945,282	383,330,731	291,838,129
Selling, general and administrative	53,882,527	43,877,391	105,490,112	83,897,768
Restructuring and asset impairment charge (reversal), net	134,056	—	(373,772)	—
Depreciation and amortization	5,413,579	4,765,419	10,560,630	9,320,927

Operating income (loss)	714,092	(2,704,430)	1,267,543	(5,546,639)
Interest income, net	411,698	163,844	872,412	654,609

Income (loss) before income taxes	1,125,790	(2,540,586)	2,139,955	(4,892,030)
Income tax expense (benefit)	430,049	(1,008,613)	817,460	(1,942,136)

Net income (loss)	$695,741	$(1,531,973)	$1,322,495	$(2,949,894)

Net income (loss) per share—basic	$0.03	$(0.07)	$0.05	$(0.13)

Weighted average shares outstanding—basic	25,820,415	22,525,945	25,808,449	22,429,021

Net income (loss) per share—diluted	$0.03	$(0.07)	$0.05	$(0.13)

Weighted average shares outstanding—diluted	26,259,568	22,525,945	26,311,579	22,429,021

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-six weeks ended
	August 3, 2002	August 4, 2001
Cash flows from operating activities:
Net income (loss)	$1,322,495	$(2,949,894)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation of property and equipment	10,518,279	9,208,148
Amortization of other assets	42,351	112,779
Loss on disposal of property and equipment	35,128	79,560
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	246,192	1,230,561
Merchandise inventories	(7,025,738)	(20,994,882)
Prepaid expenses	(2,435,499)	(4,674,843)
Deferred taxes	(36,379)	83,165
Other long-term assets	10,958	(335,478)
(Decrease) increase in:
Accounts payable	3,251,042	12,640,614
Accrued expenses	(5,236,668)	(2,144,879)
Income taxes payable	(11,578,386)	(6,459,923)
Deferred rent	(24,917)	228,333

Net cash used in operating activities	(10,911,142)	(13,976,739)

Cash flows used in investing activities:
Purchases of property and equipment	(13,307,654)	(12,014,272)
Proceeds from disposition of assets	213,278	87,547
Businesses acquired, net of cash	(583,201)	(3,400,509)

Net cash used in investing activities	(13,677,577)	(15,327,234)

Cash flows from financing activities:
Proceeds from exercise of stock options	595,850	4,054,576
Repayments of long-term debt	(506,431)	—
Proceeds from issuance of common stock	209,843	181,918

Net cash provided by financing activities	299,262	4,236,494

Effects of exchange rates on cash	(122,349)	(158,562)
Net decrease in cash and cash equivalents	(24,411,806)	(25,226,041)
Cash and cash equivalents, beginning of period	126,523,541	45,111,445

Cash and cash equivalents, end of period	$102,111,735	$19,885,404

Supplemental disclosures of cash flow information:
Taxes paid	$12,057,407	$6,170,337
Interest paid	$30,377	$1,472

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

        The accompanying unaudited consolidated financial statements of Electronics Boutique have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002 contained in Electronics Boutique's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six week period ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

(2)  Net Income (Loss) Per Share

        Basic net income (loss) per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted net income per share for the thirteen and twenty-six week period ended August 3, 2002 is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options. Because Electronics Boutique incurred a net loss for the thirteen and twenty-six week periods ended August 4, 2001, the weighted average shares used for diluted net loss per share equals the weighted average number of shares used for the basic net loss per share.

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

(4)  Debt

        Electronics Boutique has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of August 3, 2002, there were no outstanding borrowings on this facility.

(5)  Comprehensive Income

        Comprehensive income is computed as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net income (loss)	$695,741	$(1,531,973)	$1,322,495	$(2,949,894)
Foreign currency translation adjustment	(38,259)	(46,774)	195,229	(725,878)

Comprehensive income (loss)	$657,482	$(1,578,747)	$1,517,724	$(3,675,772)

(6)  Restructuring and asset impairment charge

        In the fourth quarter of the fiscal year ended February 2, 2002, we decided to close all of our 29 EB Kids stores and sell our 22 store BC Sports Collectibles business. The closing of the EB Kids stores was completed in May 2002.

        We have retained a financial advisor to assist in the sale of the BC Sports Collectibles business and expect to complete a transaction by the end of the third fiscal quarter. We continue to operate and incur expenses while we seek a purchaser of these stores.

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

        The following table summarizes activity in the restructuring accrual for August 3, 2002, May 4, 2002 and February 2, 2002:

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
	(Amounts in thousands)
Year ended February 2, 2002	$—	$—	$12,638	$—	$(2,865)	$9,773
Quarter ended May 4, 2002	$9,773	$(1,325)	$—	$(508)	$—	$7,940
Quarter ended August 3, 2002	$7,940	$(1,088)	$134	$—	$—	$6,986

        In the fourth quarter of fiscal year ended 2002, the $2.9 million in "Other" related to the write down of $2.5 million of EB Kids fixed assets and the write off of other assets.

        In the first quarter of fiscal 2003, Electronics Boutique made $1.2 million in cash payments relating to the termination of certain EB Kids store leases and $89,000 in cash payments for professional services associated with the restructuring. In addition we reversed $0.5 million of the restructuring accrual in the thirteen weeks ending May 4, 2002. The reversal of the accrual was due to actual costs being lower than original estimates for the termination of leases of the EB Kids stores.

        In the second quarter of fiscal 2003, Electronics Boutique made $986,000 in cash payments relating to the termination of certain EB Kids store leases and $102,000 in cash payments for professional services associated with the sale of the BC Sports Collectibles business. The $134,000 in "Charges" represents actual costs for the discontinuation of the EB Kids stores and the sale of the BC Sports Collectibles business being higher than original estimates.

        As of August 3, 2002, $6.9 million of the restructuring accrual relates to the sale of the BC Sports Collectibles business, which is expected to take place in the third fiscal quarter. The remainder is an accrual for consulting costs related to the EB Kids closings, which will be paid in the third fiscal quarter of fiscal 2003.

(7)  New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." FASB Statement 142 states that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually.

        As of August 3, 2002, we had net unamortized goodwill and identifiable intangible assets of $10.1 million. Electronics Boutique has finalized its impairment test and, based on the analysis, no impairment charge is required.

        In accordance with FASB Statement 142, the following tables show the intangible assets and goodwill as of August 3, 2002.

	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets	$191,629	$98,751
Unamortized Intangible Assets	$425,569	$—
Aggregate Amortization Expense:
Quarter ended August 3, 2002	$9,949
Year to date ending August 3, 2002	$42,351

Goodwill

        The changes in carrying amount of goodwill for the twenty-six weeks ended August 3, 2002 are as follows:

Balance as of February 2, 2002	$8,353,641
Foreign exchange adjustment	463,095

Balance as of May 4, 2002	8,816,736

Purchase additional 20% of subsidiary(1)	626,373
Reduction in purchase price of subsidiary(2)	(546,729)
Foreign exchange adjustment	649,388

Balance as of August 3, 2002	$9,545,768

(1)
On May 1, 2002, Electronics Boutique purchased an additional 20% of the Italian subsidiary from its minority owner. We now own 90% of our Italian subsidiary.

(2)
During the second quarter an adjustment was made to the purchase price for our acquisition made in Sweden in the fourth quarter of fiscal 2002.

Goodwill and Intangible Asset

        The discontinuing of goodwill amortization in accordance with FASB Statement 142 did not change the results of the basic or diluted earnings per share for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001. The following table shows the tax effected adjustment to net income (loss).

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net income (loss)	$695,741	$(1,531,973)	$1,322,495	$(2,949,894)
Add back goodwill amortization	—	31,114	—	56,880

Adjusted net income(loss)	$695,741	$(1,500,859)	$1,322,495	$(2,893,014)

(8)  Reclassifications

        Effective in the second quarter of fiscal 2003, Electronics Boutique changed the income statement classification for pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $14.4 million and $24.2 million for the thirteen and twenty-six week periods ended August 4, 2001, respectively. There was no impact on operating income or net income for any period as a result of this reclassification.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Electronics Boutique believes that it is among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware and accessories. As of August 3, 2002, we operated a total of 994 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, Sweden and South Korea, primarily under the names Electronics Boutique and EB GameWorld. We operate an e-commerce website under the URL address of ebgames.com. We also provide management services for Game Group Plc. (formerly Electronics Boutique Plc.), which operates over 300 stores and department store-based concessions primarily in the United Kingdom and Ireland. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

        Effective in the second quarter of fiscal 2003, Electronics Boutique changed the income statement classification for pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $14.4 million and $24.2 million for the thirteen and twenty-six week periods ended August 4, 2001, respectively. There was no impact on operating income or net income for any period as a result of this reclassification.

Results of operations

        The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	99.4%	99.5%	99.4%	99.5%
Management fees	0.6	0.5	0.6	0.5

Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold	77.1	75.8	76.6	76.9

Gross profit	22.9	24.2	23.4	23.1
Selling, general and administrative	20.5	23.1	21.1	22.1
Restructuring and asset impairment charge	0.0	0.0	(0.1)	0.0
Depreciation and amortization	2.1	2.5	2.1	2.5

Income (loss) from operations	0.3	(1.4)	0.3	(1.5)
Interest income, net	0.1	0.1	0.1	0.2

Income (loss) before income taxes	0.4	(1.3)	0.4	(1.3)
Income tax expense (benefit)	0.1	(0.5)	0.1	(0.5)

Net income (loss)	0.3%	(0.8)%	0.3%	(0.8)%

Thirteen weeks ended August 3, 2002 compared to thirteen weeks ended August 4, 2001

        Net sales increased by 38.2% from $189.0 million in the thirteen weeks ended August 4, 2001 to $261.1 million in the thirteen weeks ended August 3, 2002. The increase in net sales was primarily attributable to a 20.3% increase in comparable store sales and the additional sales volume resulting from 181 net new stores opened since August 4, 2001. The increase in comparable store sales was primarily due to significant sales strength from PlayStation 2, Xbox and GameCube hardware as a result of the industry-wide reduction in selling prices of these systems in late May. In addition, both new and used software sales for each of these systems remained robust during the second quarter. Sales from the BC Sports Collectibles and EB Kids stores (see note 6) for the thirteen weeks ending August 3, 2002 and August 4, 2001 were $3.5 million and $5.9 million, respectively.

        Management fees increased by 71.5% from $918,000 in the thirteen weeks ended August 4, 2001 to $1.6 million in the thirteen weeks ended August 3, 2002. The increase was attributable to additional fees earned from Game Group Plc.

        Cost of goods sold increased by 40.7% from $143.9 million in the thirteen weeks ended August 4, 2001 to $202.5 million in the thirteen weeks ended August 3, 2002. As a percentage of net sales, cost of goods sold increased from 76.2% in the thirteen weeks ended August 4, 2001 to 77.6% in the thirteen weeks ended August 3, 2002. The increase in cost of goods sold as a percentage of net sales was primarily attributable to the increased sales of low margin video game hardware. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ending August 3, 2002 and August 4, 2001 was $2.2 million and $3.9 million, respectively.

        Selling, general and administrative expense increased by 22.8% from $43.9 million in the thirteen weeks ended August 4, 2001 to $53.9 million in the thirteen weeks ended August 3, 2002. As a percentage of total revenues, selling, general and administrative expense decreased from 23.1% in the thirteen weeks ended August 4, 2001 to 20.5% in the thirteen weeks ended August 3, 2002. The $10.0 million increase reflects costs associated with a larger store base and expenses related to our expansion into the European market in fiscal 2002. The decrease in selling, general and administrative expense as a percentage of total revenue was attributable to the increase in comparable store sales, partially offset by the impact of the above factors on operating expenses. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended August 3, 2002 and August 4, 2001 was $1.9 million and $3.2 million, respectively.

        Electronics Boutique recorded an additional $134,000 restructuring and asset impairment accrual in the thirteen weeks ended August 3, 2002. The expense was due to the actual costs for the discontinuation of the EB Kids stores and the sale of the BC Sports Collectibles business being higher than original estimates.

        Depreciation and amortization expense increased by 13.6% from $4.8 million in the thirteen weeks ended August 4, 2001 to $5.4 million in the thirteen weeks ended August 3, 2002. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. Depreciation expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended August 3, 2002 and August 4, 2001 was $5,000 and $364,000, respectively.

        Operating income increased by $3.4 million from a loss of $2.7 million in the thirteen weeks ended August 4, 2001 to a profit of $0.7 million in the thirteen weeks ended August 3, 2002 due to the increase in comparable sales. Operating loss from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended August 3, 2002 and August 4, 2001 was $0.7 million and $1.5 million, respectively.

        Interest income, net, increased by 151.3% from $164,000 in the thirteen weeks ended August 4, 2001 to $412,000 in the thirteen weeks ended August 3, 2002. The $248,000 increase was primarily attributable to the additional cash generated from the secondary offering in the third quarter of fiscal 2002.

        Income tax expense (benefit) increased from a tax benefit of $1.0 million in the thirteen weeks ended August 4, 2001 to an expense of $0.4 million in the thirteen weeks ended August 3, 2002. As a percentage of income (loss) before income taxes, income tax expense (benefit) decreased from 39.7% in the thirteen weeks ended August 4, 2001 to 38.2% in the thirteen weeks ended August 3, 2002. Our effective tax rate has decreased from the prior year principally as a result of a reduction of state tax expense as well as an increase in operations in foreign jurisdictions that have a lower tax rate than the United States.

        As a result of all the above factors, Electronics Boutique's income after income taxes increased by $2.2 million from a loss of $1.5 million in the thirteen weeks ended August 4, 2001, to income of $0.7 million in the thirteen weeks ended August 3, 2002.

Twenty-six weeks ended August 3, 2002 compared to twenty-six weeks ended August 4, 2001

        Net sales increased by 31.7% from $377.6 million in the twenty-six weeks ended August 4, 2001 to $497.3 million in the twenty-six weeks ended August 3, 2002. The increase in net sales was primarily attributable to a 14.3% increase in comparable store sales and the additional sales volume resulting from 181 net new stores opened since August 4, 2001. The increase in comparable store sales was primarily due to significant sales strength from PlayStation 2, Xbox and GameCube hardware as a result of the industry-wide reduction in selling prices of these systems in late May. Sales from the BC Sports Collectibles and EB Kids stores (see note 6) for the twenty-six weeks ended August 3, 2002 and August 4, 2001 were $9.7 million and $11.4 million, respectively.

        Management fees increased by 56.5% from $1.9 million in the twenty-six weeks ended August 4, 2001 to $2.9 million in the twenty-six weeks ended August 3, 2002. The increase was attributable to additional fees earned from Game Group plc.

        Cost of goods sold increased by 31.4% from $291.8 million in the twenty-six weeks ended August 4, 2001 to $383.3 million in the twenty-six weeks ended August 3, 2002. As a percentage of net sales, cost of goods sold decreased slightly from 77.3% in the twenty-six weeks ended August 4, 2001 to 77.1% in the twenty-six weeks ended August 3, 2002. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to the positive impact of a shift in business from video game hardware to video game software products and increased sales in the pre-owned video game category in the first quarter. This decrease in cost of goods sold as a percentage of sales was partially offset by the increased sales of low margin hardware in the second quarter of fiscal 2003. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for the twenty-six weeks ended August 3, 2002 and August 4, 2001 was $7.2 million and $7.6 million, respectively.

        Selling, general and administrative expense increased by 25.7% from $83.9 million in the twenty-six weeks ended August 4, 2001 to $105.5 million in the twenty-six weeks ended August 3, 2002. As a percentage of total revenues, selling, general and administrative expense decreased from 22.1% in the twenty-six weeks ended August 4, 2001 to 21.1% in the twenty-six weeks ended August 3, 2002. The $21.6 million increase reflects costs associated with a larger store base and expenses related to our expansion into the European market in fiscal 2002. The decrease in selling, general and administrative expense as a percentage of total revenue was attributable to the increase in comparable sales, partially offset by the impact of the above factors on operating expenses. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for the twenty-six weeks ended August 3, 2002 and August 4, 2001 was $4.3 million and $6.0 million, respectively.

        Electronics Boutique had a net reversal of $0.4 million of the restructuring accrual in the twenty-six weeks ending August 3, 2002. The reversal of the accrual was due to the actual costs being lower than original estimates.

        Depreciation and amortization expense increased by 13.3% from $9.3 million in the twenty-six weeks ended August 4, 2001 to $10.6 million in the twenty-six weeks ended August 3, 2002. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. Depreciation expense from the BC Sports Collectibles and EB Kids stores for the twenty-six weeks ended August 3, 2002 and August 4, 2001 was $78,000 and $713,000, respectively.

        Operating income increased by $6.8 million from a loss of $5.5 million in the twenty-six weeks ended August 4, 2001 to a profit of $1.3 million in the twenty-six weeks ended August 3, 2002 due to the increase in comparable sales. Operating loss from the BC Sports Collectibles and EB Kids stores for the twenty-six weeks ended August 3, 2002 and August 4, 2001 was $2.2 million and $2.9 million, respectively.

        Interest income, net, increased by 33.3% from $655,000 in the twenty-six weeks ended August 4, 2001 to $872,000 in the twenty-six weeks ended August 3, 2002. The increase was primarily attributable to the additional cash generated from the secondary offering in the third quarter of fiscal 2002.

        Income tax expense (benefit) increased from a tax benefit of $1.9 million in the twenty-six weeks ended August 4, 2001 to an expense of $0.8 million in the twenty-six weeks ended August 3, 2002. As a percentage of income (loss) before income taxes, income tax expense (benefit) decreased from 39.7% in the twenty-six weeks ended August 4, 2001 to 38.2% in the twenty-six weeks ended August 3, 2002. Our effective tax rate has decreased from the prior year principally as a result of a reduction of state tax expense as well as an increase in operations in foreign jurisdictions that have a lower tax rate than the United States.

        As a result of all the above factors, Electronics Boutique's income after income taxes increased by $4.3 million from a loss of $2.9 million in the twenty-six weeks ended August 4, 2001, to income of $1.3 million in the twenty-six weeks ended August 3, 2002.

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

Liquidity and capital resources

        Electronics Boutique used $10.9 million of cash from operations in the twenty-six weeks ended August 3, 2002 compared to $14.0 million of cash from operations during the twenty-six weeks ended August 4, 2001. The $10.9 million of cash used in operations in the current year period was primarily impacted by the payment of income taxes payable and accrued expenses that were outstanding at the end of the prior fiscal year, the increase in inventory and prepaid expenses, partially offset by an increase in accounts payable. The $14.0 million of cash used in operations in the prior year period was impacted by the payment of accrued expenses and income taxes payable that were outstanding at the end of the prior fiscal year and the increase in inventory and prepaid expenses, partially offset by an increase in accounts payable and collection of accounts receivable.

        Electronics Boutique made capital expenditures of $13.3 million in the twenty-six weeks ended August 3, 2002 and $12.0 million in the twenty-six weeks ended August 4, 2001 primarily to open new stores and to remodel existing stores, our headquarters and distribution centers.

        At August 3, 2002, we had no borrowings under our $50.0 million revolving credit facility.

        Electronics Boutique believes that cash generated from our operating activities and available bank borrowings will be sufficient to fund our operations and store expansion programs for the next 12 months.

Recent Accounting Pronouncements

        In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The statement is effective for our fiscal year ending January 31, 2004. We are finalizing our review of this statement and are not expecting a material impact on our consolidated results of operations or financial condition.

        In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement establishes standards for the recognition of a liability for a cost associated with an exit or disposal activity. The statement is effective for exit or disposal activities that are initiated after December 31, 2002.

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

  •
  our dependence on common carriers to ship product to our stores;

  •
  our dependence on management information systems; and

  •
  our ability to recruit and retain skilled personnel.

        For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading "Risk Factors" in Item 1 of our most recent Form 10-K. The forward-looking statements made in this report are made only as of the date of publication (September 2002) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II. Other Information

Item 1. Legal Proceedings

        We are involved from time to time in legal proceedings arising in the ordinary course of our business. Our predecessor, The Electronics Boutique, Inc., and EB Services Company LLP are the defendants in a lawsuit currently pending before the Chancery Division of the High Court of Justice in the United Kingdom filed by Game Group Plc. on March 25, 2002. Game Group Plc. claims that, as result of certain events, including our August 2001 secondary offering, a change in control has occurred allowing it to terminate the services agreement between EB Services Company LLP and Game Group Plc. prior to its expiration in 2006. No monetary damages are being sought by Game Group Plc. The trial is scheduled to commence September 30, 2002. We believe we have meritorious defenses against the suit and intend to defend the suit vigorously. However, if Game Group Plc. prevails and terminates the services agreement, our future earnings could be significantly impacted. Other than this lawsuit, in the opinion of management, no pending proceedings could have a material adverse effect on our results of operations.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:
	99.1	Section 906 Certification of Jeffrey W. Griffiths
	99.2	Section 906 Certification of James A. Smith
b.	Reports on Form 8-K:
None

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONICS BOUTIQUE HOLDINGS CORP. (Registrant)
Date: September 13, 2002	By:	/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths President and Chief Executive Officer (Principal Executive Officer)
Date: September 13, 2002	By:	/s/ JAMES A. SMITH James A. Smith Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jeffrey W. Griffiths, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Electronics Boutique Holdings Corp.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	By:	/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths President and Chief Executive Officer (Principal Executive Officer)

I, James A. Smith, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Electronics Boutique Holdings Corp.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	By:	/s/ JAMES A. SMITH James A. Smith Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
99.1	Section 906 Certification of Jeffrey W. Griffiths
99.2	Section 906 Certification of James A. Smith

QuickLinks

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES INDEX
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
EXHIBIT INDEX