Form 10-Q
period 2002-11-02
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2002-12-17
CIK 1057746

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2002
or
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

Yes ☒    No ☐

        At December 13, 2002, there were 25,870,553 shares of common stock, $.01 par value per share, outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
AND SUBSIDIARIES

INDEX

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets at November 2, 2002 (unaudited) and February 2, 2002	3
		Consolidated Statements of Income (unaudited) Thirteen weeks ended and thirty-nine weeks ended November 2, 2002 and November 3, 2001	4
		Consolidated Statements of Cash Flows (unaudited) Thirty-nine weeks ended November 2, 2002 and November 3, 2001	5
		Notes to Consolidated Financial Statements (unaudited)	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 4.	Controls and Procedures	14
Part II.	Other Information
	Item 1.	Legal Proceedings	16
	Item 6.	Exhibits and Reports on Form 8-K	16
Signatures			17

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	November 2, 2002	February 2, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,440	$126,524
Accounts receivable:
Trade and vendors	16,362	11,475
Other	503	260
Merchandise inventories	282,917	149,792
Deferred tax asset	10,992	10,971
Prepaid expenses	10,147	7,426

Total current assets	388,361	306,448

Property and equipment:
Building & leasehold improvements	92,930	85,029
Fixtures and equipment	85,509	76,247
Land	5,362	5,278
Construction in progress	2,850	1,176

	186,651	167,730
Less accumulated depreciation and amortization	82,594	72,789

Net property and equipment	104,057	94,941
Goodwill and other intangible assets, net of accumulated amortization of $1,616 and $1,500	10,779	8,742
Deferred tax asset	11,991	11,897
Other noncurrent assets	4,514	3,812

Total assets	$519,702	$425,840

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$325
Accounts payable	225,462	136,375
Accrued expenses	33,766	34,327
Income taxes payable	6,529	13,975

Total current liabilities	265,757	185,002

Long-term liabilities:
Notes payable	—	143
Deferred rent and other long-term liabilities	5,824	3,534

Total long-term liabilities	5,824	3,677

Total liabilities	271,581	188,679

Stockholders' equity
Preferred stock—authorized 25,000 shares; $.01 par value; no shares issued and outstanding at November 2, 2002 and February 2, 2002	—	—
Common stock—authorized 100,000 shares; $.01 par value; 25,856 and 25,783 shares issued and outstanding at November 2, 2002 and February 2, 2002, respectively	259	258
Additional paid-in capital	167,554	166,312
Accumulated other comprehensive loss	(1,359)	(2,609)
Retained earnings	81,667	73,200

Total stockholders' equity	248,121	237,161

Total liabilities and stockholders' equity	$519,702	$425,840

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	$281,704	$181,117	$779,037	$558,747
Management fees	1,256	1,090	4,198	2,971

Total revenues	282,960	182,207	783,235	561,718

Costs and expenses:
Costs of goods sold, including freight	216,904	135,445	600,235	427,284
Selling, general and administrative	51,368	37,443	156,858	121,341
Restructuring and asset impairment	(2,237)	—	(2,611)	—
Depreciation and amortization	5,739	5,029	16,300	14,350

Operating income (loss)	11,186	4,290	12,453	(1,257)
Interest income, net	375	553	1,248	1,208

Income (loss) before income taxes	11,561	4,843	13,701	(49)
Income tax expense (benefit)	4,417	1,923	5,234	(19)

Net income (loss)	$7,144	$2,920	$8,467	$(30)

Net income (loss) per share—basic	$0.28	$0.12	$0.33	$(0.00)

Weighted average shares outstanding—basic	25,844	24,952	25,820	23,270

Net income (loss) per share—diluted	$0.27	$0.11	$0.32	$(0.00)

Weighted average shares outstanding—diluted	26,234	25,700	26,286	23,520

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Thirty-nine weeks ended
	November 2, 2002	November 3, 2001
Cash flows from operating activities:
Net income (loss)	$8,467	$(30)
Adjustments to reconcile net income(loss) to cash used in operating activities:
Depreciation of property and equipment	16,184	14,181
Amortization of other assets	116	169
Loss on disposal of property and equipment	393	96
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(4,602)	(5,534)
Merchandise inventories	(133,035)	(94,111)
Prepaid expenses	(2,510)	(2,848)
Deferred taxes	(42)	(23)
Other long-term assets	(865)	(1,277)
(Decrease) increase in:
Accounts payable	87,342	55,363
Accrued expenses	(3,657)	10,335
Income taxes payable	(7,480)	(6,486)
Deferred rent and other long-term liabilities	2,159	366

Net cash used in operating activities	(37,530)	(29,799)

Cash flows used in investing activities:
Purchases of property and equipment	(24,894)	(21,685)
Proceeds from disposition of assets	2,529	93
Assets acquired, net of cash	(583)	(3,869)

Net cash used in investing activities	(22,948)	(25,461)

Cash flows from financing activities:
Proceeds from exercise of stock options	909	8,399
Repayments of long-term debt	(506)	—
Proceeds from issuance of common stock	334	68,525

Net cash provided by financing activities	737	76,924

Effects of exchange rates on cash	657	82
Net increase (decrease) in cash and cash equivalents	(59,084)	21,746
Cash and cash equivalents, beginning of period	126,524	45,111

Cash and cash equivalents, end of period	$67,440	$66,857

Supplemental disclosures of cash flow information:
Taxes paid	$12,562	$6,738
Interest paid	35	2

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

        The accompanying unaudited consolidated financial statements of Electronics Boutique have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002 contained in Electronics Boutique's Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and thirty-nine week period ended November 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

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

(4)  Debt

        Electronics Boutique has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of November 2, 2002, there were no outstanding borrowings on this facility.

(5)  Comprehensive Income

        Comprehensive income is computed as follows (amounts in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net income (loss)	$7,144	$2,920	$8,467	$(30)
Foreign currency translation and hedging activities	1,055	(279)	1,250	(1,004)

Comprehensive income (loss)	$8,199	$2,641	$9,717	$(1,034)

(6)  Restructuring and Asset Impairment Charge

        In the fourth quarter of the fiscal year ended February 2, 2002, we decided to close all of our 29 EB Kids stores and sell our 22 store BC Sports Collectibles business. The closing of the EB Kids stores was completed in May 2002. The sale of our 22 store BC Sports Collectibles business was closed in November 2002.

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

        The following table summarizes activity in the restructuring accrual for November 2, 2002, August 3, 2002, May 4, 2002 and February 2, 2002:

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
	(Amounts in thousands)
Year ended February 2, 2002	$—	$—	$12,638	$—	$(2,865)	$9,773
Quarter ended May 4, 2002	$9,773	$(1,325)	$—	$(508)	$—	$7,940
Quarter ended August 3, 2002	$7,940	$(1,088)	$134	$—	$—	$6,986
Quarter ended November 2, 2002	$6,986	$(229)	$112	$(3,420)	$(2,818)	$631

        In the fourth quarter of fiscal year ended 2002, the $2.9 million in "Other" related to the write-down of $2.5 million of EB Kids fixed assets and the write-off of other assets.

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

        In the third quarter of fiscal 2003, Electronics Boutique made $229,000 in cash payments for professional services associated with the restructuring. The $112,000 in "Charges" represents actual costs for the discontinuation of the EB Kids stores and the sale of the BC Sports Collectibles business being higher than original estimates. In addition we reversed $3.4 million of the restructuring accrual for lease termination costs that were not realized due to the sale of the BC Sports Collectibles business. The $2.8 million in "Other" relates to the write-off of fixed assets related to the BC Sports Collectibles business.

        As of November 2, 2002, $405,000 of the restructuring accrual represents professional services related to the sale of the BC Sports Collectibles business. The remaining $226,000 primarily relates our estimate of the lease assignment option included in the asset purchase agreement. (See Note 9)

(7)  New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." FASB Statement 142 states that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually.

        As of November 2, 2002, we had net unamortized goodwill and identifiable intangible assets of $10.8 million. Electronics Boutique has finalized its impairment test and, based on the analysis, no impairment charge is required.

        In accordance with FASB Statement 142, the following tables show the intangible assets and goodwill as of November 2, 2002.

	Gross Carrying Amount	Accumulated Amortization
	(Amounts in thousands)
Amortized Intangible Assets	$473	$172
Unamortized Intangible Assets	$829	$—
Aggregate Amortization Expense
Quarter ended November 2, 2002	$73
Year to date ending November 2, 2002	$116

Goodwill

        The changes in carrying amount of goodwill for the thirty-nine weeks ended November 2, 2002 are as follows (amounts in thousands):

Balance as of February 2, 2002	$8,354
Foreign exchange adjustment	463

Balance as of May 4, 2002	8,817

Purchase additional 20% of subsidiary(1)	626
Reduction in purchase price of subsidiary(2)	(547)
Foreign exchange adjustment	650

Balance as of August 3, 2002	9,546
Planet Games acquisition(3)	63
Foreign exchange adjustment	40

Balance as of November 2, 2002	9,649

(1)
On May 1, 2002, a subsidiary of Electronics Boutique purchased an additional 20% of the Italian subsidiary from its minority owner. We now own 90% of our Italian subsidiary.

(2)
During the second quarter of fiscal 2003 an adjustment was made to the purchase price for our acquisition completed in Sweden in the fourth quarter of fiscal 2002.

(3)
During the third quarter of fiscal 2003 Electronics Boutique acquired the assets of a five store retail chain.

Goodwill and Intangible Asset

        The discontinuing of goodwill amortization in accordance with FASB Statement 142 did not change the results of the basic or diluted earnings per share for the thirteen and thirty-nine weeks ended November 3, 2001. The following table shows the tax effected adjustment to net income (loss).

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(Amounts in thousands)
Net income (loss)	$7,144	$2,920	$8,467	$(30)
Add back goodwill amortization	—	29	—	86

Adjusted net income	$7,144	$2,949	$8,467	$56

(8)  Reclassification

        Effective in the second quarter of fiscal 2003, Electronics Boutique changed the income statement classification for pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $12.9 million and $37.1 million for the thirteen and thirty-nine week periods ended November 3, 2001, respectively. There was no impact on operating income or net income for any period as a result of this reclassification.

(9)  Sale of BC Sports Collectibles Business

        Effective as of the close of business on November 2, 2002, Electronics Boutique closed on the sale transaction of its BC Sports Collectibles business to Sports Collectibles Acquisition Corporation ("SCAC") for $2.2 million in cash and the assumption of the twenty-two store lease related liabilities. The family of James Kim, who is Chairman of Electronics Boutique and a significant investor in our outstanding common stock, owns SCAC. The transaction includes the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services to be provided to SCAC for a six-month period after the closing for an additional $300,000. We are continuing to obtain the necessary third-party consents to assign the store leases to SCAC. As we may remain contingently liable for theses leases, Mr. Kim has entered into an Indemnification Agreement with us for these leases. The purchase agreement provides SCAC the right, exercisable at any time after the second anniversary of the closing date, to assign back to us two of the store leases. We have retained an accrual of $204,000 for the estimated lease termination costs related to this option. These actual costs could be higher than this amount. As of November 2, 2002, we had a receivable from SCAC in the amount of $243,000 related to the transaction. This receivable was paid by SCAC in December 2002.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Electronics Boutique believes that it is among the world's largest specialty retailers of electronic games. Our primary products are video games and PC entertainment software, supported by the sale of video game hardware and accessories. As of November 2, 2002, we operated a total of 1,078 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Puerto Rico, Sweden and South Korea, primarily under the names Electronics Boutique and EB Games. We operate an e-commerce website under the URL address of ebgames.com. We also provide management services for Game Group Plc. (formerly Electronics Boutique Plc.), which operates over 300 stores and department store-based concessions primarily in the United Kingdom and Ireland. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

        Effective in the second quarter of fiscal 2003, Electronics Boutique changed the income statement classification for pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both revenue and cost of goods sold by $12.9 million and $37.1 million for the thirteen and thirty-nine week periods ended November 3, 2001, respectively. There was no impact on operating income or net income for any period as a result of this reclassification.

Results of operations

        The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	99.6%	99.4%	99.5%	99.5%
Management fees	0.4	0.6	0.5	0.5

Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold	76.7	74.3	76.6	76.1

Gross profit	23.3	25.7	23.4	23.9
Selling, general and administrative	18.1	20.5	20.0	21.6
Restructuring and asset impairment charge	(0.8)	0.0	(0.3)	0.0
Depreciation and amortization	2.0	2.8	2.1	2.5

Income (loss) from operations	4.0	2.4	1.6	(0.2)
Interest income, net	0.1	0.3	0.2	0.2

Income (loss) before income taxes	4.1	2.7	1.8	(0.0)
Income tax expense (benefit)	1.6	1.1	0.7	(0.0)

Net income (loss)	2.5%	1.6%	1.1%	(0.0)%

Thirteen weeks ended November 2, 2002 compared to thirteen weeks ended November 3, 2001

        Net sales increased by 55.5% from $181.1 million in the thirteen weeks ended November 3, 2001 to $281.7 million in the thirteen weeks ended November 2, 2002. The increase in net sales was primarily attributable to a 37.7% increase in comparable store sales and the additional sales volume resulting from 200 net new stores opened since November 3, 2001. The increase in comparable store sales was primarily due to significant sales strength from PlayStation 2, Xbox and GameCube hardware and software. Sales from the BC Sports Collectibles and EB Kids stores (see footnote 6) for the thirteen weeks ending November 2, 2002 and November 3, 2001 were $3.8 million and $6.4 million, respectively.

        Management fees increased by 15.2% from $1.1 million in the thirteen weeks ended November 3, 2001 to $1.3 million in the thirteen weeks ended November 2, 2002. The increase was attributable to additional fees earned from Game Group Plc.

        Cost of goods sold increased by 60.1% from $135.4 million in the thirteen weeks ended November 3, 2001 to $216.9 million in the thirteen weeks ended November 2, 2002. As a percentage of net sales, cost of goods sold increased from 74.8% in the thirteen weeks ended November 3, 2001 to 77.0% in the thirteen weeks ended November 2, 2002. The increase in cost of goods sold as a percentage of net sales was primarily attributable to a significant increase in the sales of new release video game software which generally have lower profit margins, to clearance markdowns taken to sell-through various discontinued toys, PC educational and productivity software and PC accessories, and to higher costs of video game accessories. The clearance markdowns in the quarter were taken to move through these products and make more space available for quicker turning new and preowned video game software. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended November 2, 2002 and November 3, 2001 were $2.5 million and $4.2 million, respectively.

        Selling, general and administrative expense increased by 37.2% from $37.4 million in the thirteen weeks ended November 3, 2001 to $51.4 million in the thirteen weeks ended November 2, 2002. As a percentage of total revenues, selling, general and administrative expense decreased from 20.5% in the thirteen weeks ended November 3, 2001 to 18.1% in the thirteen weeks ended November 2, 2002. The $14.0 million increase reflects costs associated with a larger store base and expenses related to our expansion into Europe. The decrease in selling, general and administrative expense as a percentage of total revenue was attributable to the increase in comparable store sales, partially offset by the impact of the above factors on operating expenses. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended November 2, 2002 and November 3, 2001 was $1.8 million and $3.2 million, respectively.

        Electronics Boutique had a net reversal of $2.2 million of the restructuring accrual in the thirteen weeks ended November 2, 2002. The reversal was primarily related to store lease related accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business closed at the end of the third quarter. (See footnotes 6 and 9)

        Depreciation and amortization expense increased by 14.1% from $5.0 million in the thirteen weeks ended November 3, 2001 to $5.7 million in the thirteen weeks ended November 2, 2002. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. Depreciation expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended November 3, 2001 was $375,000.

        Operating income increased 160.8% from $4.3 million in the thirteen weeks ended November 3, 2001 to $11.2 million in the thirteen weeks ended November 2, 2002. Operating income from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended November 2, 2002, including the restructuring charge reversal, was $1.7 million compared to a loss of $1.4 million in the thirteen weeks ended November 3, 2001.

        Interest income, net, decreased by 32.2% from $553,000 in the thirteen weeks ended November 3, 2001 to $375,000 in the thirteen weeks ended November 2, 2002. The $178,000 decrease was primarily attributable to lower interest rates.

        Income tax expense increased from $1.9 million in the thirteen weeks ended November 3, 2001 to $4.4 million in the thirteen weeks ended November 2, 2002. As a percentage of income before income taxes, income tax expense decreased from 39.7% in the thirteen weeks ended November 3, 2001 to 38.2% in the thirteen weeks ended November 2, 2002. Our effective tax rate has decreased from the prior year principally as a result of a reduction of state tax expense as well as an increase in operations in foreign jurisdictions that have a lower tax rate than the United States.

        As a result of all the above factors, Electronics Boutique's net income increased 144.7% from $2.9 million in the thirteen weeks ended November 3, 2001 to $7.1 million in the thirteen weeks ended November 2, 2002.

Thirty-nine weeks ended November 2, 2002 compared to thirty-nine weeks ended November 3, 2001

        Net sales increased by 39.4% from $558.7 million in the thirty-nine weeks ended November 3, 2001 to $779.0 million in the thirty-nine weeks ended November 2, 2002. The increase in net sales was primarily attributable to a 22.0% increase in comparable store sales and the additional sales volume resulting from 200 net new stores opened since November 3, 2001. The increase in comparable store sales was primarily due to significant sales strength from PlayStation 2, Xbox and GameCube hardware as a result of the industry-wide reduction in selling prices of these systems in late May. In addition, both new and used software sales for each of these systems increased over the prior year. Sales from the BC Sports Collectibles and EB Kids stores (see footnote 6) for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 were $13.5 million and $17.9 million, respectively.

        Management fees increased by 41.3% from $3.0 million in the thirty-nine weeks ended November 3, 2001 to $4.2 million in the thirty-nine weeks ended November 2, 2002. The increase was attributable to additional fees earned from Game Group plc.

        Cost of goods sold increased by 40.5% from $427.3 million in the thirty-nine weeks ended November 3, 2001 to $600.2 million in the thirty-nine weeks ended November 2, 2002. As a percentage of net sales, cost of goods sold increased from 76.5% in the thirty-nine weeks ended November 3, 2001 to 77.0% in the thirty-nine weeks ended November 2, 2002. The increase in cost of goods sold as a percentage of net sales was primarily attributable to the impact of a shift in business from video game software to low margin video game hardware products. This increase in cost of goods sold as a percentage of net sales was partially offset by the increased sales in the pre-owned video game category. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 were $9.6 million and $11.9 million, respectively.

        Selling, general and administrative expense increased by 29.3% from $121.3 million in the thirty-nine weeks ended November 3, 2001 to $156.9 million in the thirty-nine weeks ended November 2, 2002. As a percentage of total revenues, selling, general and administrative expense decreased from 21.6% in the thirty-nine weeks ended November 3, 2001 to 20.0% in the thirty-nine weeks ended November 2, 2002. The $35.5 million increase reflects costs associated with a larger store base and expenses related to our expansion into the European market in fiscal 2002. The decrease in selling, general and administrative expense as a percentage of total revenue was attributable to the increase in comparable sales, partially offset by the impact of the above factors on operating expenses. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 was $6.9 million and $9.2 million, respectively.

        Electronics Boutique had a net reversal of $2.6 million of the restructuring accrual in the thirty-nine weeks ended November 2, 2002. The reversal was primarily related to store lease related accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business closed at the end of the third quarter and to the actual costs for the discontinuation of the EB Kids stores in the first quarter being lower than original estimates. (See footnotes 6 and 9)

        Depreciation and amortization expense increased by 13.6% from $14.4 million in the thirty-nine weeks ended November 3, 2001 to $16.3 million in the thirty-nine weeks ended November 2, 2002. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. Depreciation expense from the BC Sports Collectibles and EB Kids stores for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 was $78,000 and $1.2 million, respectively.

        Operating income increased by $13.7 million from a loss of $1.3 million in the thirty-nine weeks ended November 3, 2001 to income of $12.4 million in the thirty-nine weeks ended November 2, 2002 due to the increase in comparable store sales. The operating loss from the BC Sports Collectibles and EB Kids stores for the thirty-nine weeks ended November 2, 2002, including the net restructuring and asset impairment reversal, was $0.5 million compared to a loss of $4.4 million in the thirty-nine weeks ended November 3, 2001.

        Interest income, net, remained consistent at $1.2 million in the thirty-nine weeks ended November 3, 2001 as compared to the thirty-nine weeks ended November 2, 2002. The increase attributable to the additional cash generated from the secondary offering in the third quarter of fiscal 2002 was offset by declining interest rates.

        Income tax expense (benefit) increased from a tax benefit of $19,000 in the thirty-nine weeks ended November 3, 2001 to an expense of $5.2 million in the thirty-nine weeks ended November 2, 2002. As a percentage of income (loss) before income taxes, income tax expense (benefit) decreased from 39.7% in the thirty-nine weeks ended November 3, 2001 to 38.2% in the thirty-nine weeks ended November 2, 2002. Our effective tax rate has decreased from the prior year principally as a result of a reduction of state tax expense as well as an increase in operations in foreign jurisdictions that have a lower tax rate than the United States.

        As a result of all the above factors, Electronics Boutique's net income increased by $8.5 million from a loss of $30,000 in the thirty-nine weeks ended November 3, 2001, to net income of $8.5 million in the thirty-nine weeks ended November 2, 2002.

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

Liquidity and capital resources

        Electronics Boutique used $37.5 million of cash from operations in the thirty-nine weeks ended November 2, 2002 compared to $29.8 million of cash from operations during the thirty-nine weeks ended November 3, 2001. The $37.5 million of cash used in operations in the current year period was primarily impacted by the increase in inventory and the payment of income taxes payable and accrued expenses that were outstanding at the end of the prior fiscal year, partially offset by an increase in accounts payable and deferred rents. The $29.8 million of cash used in operations in the prior year period was impacted by the increase in inventory, the payment of income taxes payable that were outstanding at the end of the prior fiscal year and the increase in accounts receivables and prepaid expenses, partially offset by an increase in accounts payable and accrued expenses.

        Electronics Boutique made capital expenditures of $24.9 million in the thirty-nine weeks ended November 2, 2002 and $21.7 million in the thirty-nine weeks ended November 3, 2001 primarily to open new stores and to remodel existing stores, our headquarters and distribution centers.

        At November 2, 2002, we had no borrowings under our $50.0 million revolving credit facility.

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

        In December 2002, the FASB issued Interpretation No. 45 "Accounting and Disclosure by Guarantors." This interpretation establishes new disclosure and liability-recognition requirements for certain guarantees it has issued that fall within the scope of the interpretation. This interpretation is effective for interim and annual periods ending after December 15, 2002. We are currently reviewing this interpretation.

Impact of inflation

        Electronics Boutique does not believe that inflation has had a material effect on our net sales or results of operations.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the date of the evaluation. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are our internal controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the

Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

  •
  the outcome of Game Group Plc.'s appeal of the ruling of its lawsuit against The Electronics Boutique, Inc. and EB Services Company LLP;

  •
  our dependence on suppliers, including overseas sources;

  •
  our dependence on common carriers to ship product to our stores;

  •
  our dependence on management information systems; and

  •
  our ability to recruit and retain skilled personnel.

        For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading "Risk Factors" in Item 1 of our most recent Form 10-K. The forward-looking statements made in this report are made only as of the date of publication (December 2002) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II.    Other Information

Item 1.    Legal Proceedings

        We are involved from time to time in legal proceedings arising in the ordinary course of our business. Our predecessor, The Electronics Boutique, Inc., and EB Services Company LLP were the defendants in a lawsuit before the Chancery Division of the High Court of Justice in the United Kingdom filed by Game Group Plc. on March 25, 2002. Game Group Plc. claimed that, as result of certain events, including our August 2001 secondary offering, a change in control had occurred allowing it to terminate the services agreement between EB Services Company LLP and Game Group Plc. prior to its expiration in 2006. After a four-day trial commencing in late September, the Court ruled that no change of control had occurred and Game Group Plc. was not entitled to terminate the services agreement. EB Services Company, LLP applied for and was awarded its full indemnity costs by the Court for its defense of the action. Game Group Plc. has appealed the ruling and a hearing on their appeal is currently scheduled for February 2003. We intend to continue to defend the suit vigorously. However, if Game Group Plc. prevails on its appeal and terminates the services agreement, our future earnings could be significantly impacted. Other than this lawsuit, in the opinion of management, no pending proceedings could have a material adverse effect on our results of operations.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits:

99.1	Section 906 Certification of Jeffrey W. Griffiths
99.2	Section 906 Certification of James A. Smith
  b.
  Reports on Form 8-K:

    On October 10, 2002, we filed a current report on Form 8-K reporting under Item 5 that we entered into an agreement to sell the BC Sports Collectibles business to Sports Collectibles Acquisition Corporation for $2.2 million in cash and the assumption of lease related liabilities in excess of $13.0 million. (See footnote 9)

    On October 23, 2002, we filed a current report on Form 8-K reporting under Item 5 that two of our affiliates won a major civil lawsuit brought against the affiliates by Game Group Plc. In the action, Game Group Plc. sought a ruling that it was entitled to terminate the services agreement between itself and EB Services Company, LLP that had been in effect since 1995 and that does not expire by its terms until at least 2006.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONICS BOUTIQUE HOLDINGS CORP. (Registrant)
Date: December 17, 2002	By:	/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths President and Chief Executive Officer (Principal Executive Officer)
Date: December 17, 2002	By:	/s/ JAMES A. SMITH James A. Smith Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	By:	/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths President and Chief Executive Officer (Principal Executive Officer)

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	By:	/s/ JAMES A. SMITH James A. Smith Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
99.1	Section 906 Certification of Jeffrey W. Griffiths
99.2	Section 906 Certification of James A. Smith

QuickLinks

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES INDEX
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except per share amounts)
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Amounts in thousands, except per share amounts)
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in thousands)
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures
CERTIFICATIONS
EXHIBIT INDEX