Form 10-K
period 2003-02-01
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2003-05-02
CIK 1057746

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-24603

ELECTRONICS BOUTIQUE HOLDINGS CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0379406
(State of Incorporation)	(IRS Employer Identification Number)
931 South Matlack Street West Chester, Pennsylvania	19382
(Address of principal executive offices)	(Zip Code)

        Registrant's telephone number, including area code: 610/430-8100

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

        Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒    NO ☐

        As of August 3, 2002, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the NASDAQ National Market of $24.01 per share, was approximately $342,239,813. Shares of the registrant's common stock owned by its executive officers and directors were excluded from this calculation; however, such exclusion does not represent a conclusion by the registrant that the executive officers or directors are affiliates of the registrant.

        At April 24, 2003, there were 25,891,158 shares of common stock outstanding.

Documents Incorporated by Reference

        Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

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

Item 1. Business

General

        We believe we are among the world's largest specialty retailers of video game hardware and software, PC entertainment software and related accessories and products. As of February 1, 2003, we operated 1,145 stores, primarily under the names Electronics Boutique and EB Games, in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea, Sweden and the United States. We also operate a commercial website under the URL address www.ebgames.com. Our compound annual growth rates for sales and pre-tax net income from fiscal 1999 through fiscal 2003 were 21.7% and 16.9%, respectively (after giving effect to the adoption of EITF 02-16 as of the beginning of fiscal 2003).

        The interactive entertainment industry is an approximately $11.7 billion market in the United States that has grown at a compound annual growth rate of 21.2% over the last two years. The introductions of Sony's PlayStation 2 in late 2000, Nintendo's Game Boy Advance in June 2001, and Nintendo's GameCube and Microsoft's Xbox in November 2001, represent the most significant video game hardware introductions since 1996. According to International Development Group, a leading market research firm in our industry, calendar 2003 is expected to be the peak year for hardware unit sales in the United States, with console and handheld sales expected to reach almost 24 million units. With the growing hardware installed base, we expect to see significant growth in software sales over the next two years. We believe our position, as the destination of choice for the avid gamer, will enable us to benefit from this rapid industry growth.

        We serve the avid gamer who demands immediate access to new release titles and who generally purchases more video game titles and PC entertainment software than the average gamer. As a result, our tie ratio of software units sold to hardware units sold is consistently above the industry average. We believe that we attract both the avid and casual gamer due to our:

  •
  specialty store focus in malls and strip centers;

  •
  ability to stock sought-after new releases;

  •
  wide variety of pre-owned titles;

  •
  breadth of product selection; and

  •
  knowledgeable sales associates.

        We believe that our vendors recognize the importance of our customer base and, consequently, often grant us disproportionately large allocations of new release titles and products. We support our stores through a highly effective centralized inventory management system. This system enables us to execute our "first-to-market" new release strategy and efficiently manage overall inventory levels in order to maximize the sale of new products during peak periods and avoid markdowns as titles mature.

        We were incorporated under the laws of the State of Delaware in March 1998 as a holding company for our operating activities. Our predecessor was incorporated in the Commonwealth of Pennsylvania in 1977.

        We maintain an informational website under the URL address www.ebholdings.com. The reports we file pursuant to the Exchange Act (Form 10-K, Form 10-Q, Form 8-K) may be accessed through this website following our filings with the Securities and Exchange Commission.

Risk Factors

Risks Related to the Interactive Entertainment Industry

Manufacturers may fail to introduce or delay the introduction of new products, which could hurt our ability to attract and retain customers.

        We are highly dependent on the introduction of new and enhanced video game hardware and software and PC entertainment software by manufacturers for our success. If manufacturers fail to introduce or delay the introduction of new products, we would have difficulty attracting and retaining customers to buy the products we sell, which could adversely affect our business. Many of the factors that impact our ability to sell new products are beyond our control, including:

  •
  our dependence upon manufacturers to introduce new or enhanced video game systems;

  •
  our reliance upon continued technological development;

  •
  our dependence upon software publishers to develop popular game and entertainment titles for game systems or PCs; and

  •
  the availability and timeliness of new product releases.

The interactive entertainment industry is cyclical, which could cause significant fluctuations in our earnings.

        Demand for video game systems and software fluctuates in relation to the introduction of next-generation hardware and related software titles. Manufacturers have historically introduced next-generation systems every four to five years. Sales volumes of new video game systems and related software titles are generally higher in the initial stages of the products' life cycles. As a product reaches the end of its life cycle, demand for the product will generally decline as our customers anticipate the introduction of next-generation products. If leading video game system manufacturers fail to continue to introduce next-generation systems, or fail to enhance existing systems on a periodic basis, our sales of hardware systems and related software titles will decrease, which could have an adverse effect on our results of operations and financial condition.

If our vendors fail to provide marketing and merchandising support at historical levels, our sales and earnings could be negatively impacted.

        The manufacturers of video game hardware and software and PC entertainment software have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, we receive cooperative advertising and market development payments from these vendors. These cooperative advertising and market development payments enable us to actively promote and merchandise the products we sell and drive sales at our stores and on our website. We cannot assure you that vendors will continue to provide this support at historical levels. If they fail to do so, our sales and earnings could be negatively impacted.

If we fail to keep pace with rapidly changing industry technology, we will be at a competitive disadvantage.

        The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions and rapid product obsolescence. These characteristics require us to respond quickly to technological changes and to understand their impact on our customers' preferences. If we fail to keep pace with these changes, our business may suffer. In addition, some of these technological changes, such as the ability to download video games onto PCs or play games over the Internet through consoles could make the retail sale of video games and PC entertainment software obsolete. If advances in technology continue to expand our customers' ability to access software through other sources, our sales and earnings could be negatively impacted.

Risks Related to Our Business

If we fail to manage new store openings or renew existing locations as they expire, our operational and financial results could be negatively impacted.

        Our growth depends on our ability to open and operate new stores profitably. We currently intend to open approximately 275 new stores in fiscal 2004. Our ability to open new stores in a timely and profitable manner depends upon numerous contingencies, including our ability to locate and lease suitable store sites, build out these sites on a timely and cost-effective basis, hire and train new associates, and integrate these stores into our existing operations. We cannot assure you that we will be able to achieve our planned expansion or that our new stores will achieve sales and profitability levels comparable to our existing stores.

        As of February 1, 2003, approximately 10% of our stores were operated under leases with terms that expire in less than one year. We cannot assure you that we will be able to maintain these existing store locations as leases expire or that we will be able to locate suitable alternative sites on acceptable terms.

If we do not compete effectively, we will lose customers and our earnings will decline.

        We face intense competition in the interactive entertainment industry and this could lead to reduced sales and profit margins. We compete with:

  •
  video game and PC software specialty stores;

  •
  mass merchants;

  •
  toy retail chains;

  •
  online retailers;

  •
  direct-to-consumer software publishers;

  •
  office supply, computer product and consumer electronics superstores; and

  •
  emerging alternative channels of distribution.

        Some of these competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than we have. We also compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

If we fail to successfully complete and integrate future acquisitions, our business could be negatively impacted.

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

Our services agreement with The Game Group Plc restricts our ability to expand our business in Europe and litigation with Game Group could adversely affect our business and earnings.

        Our services agreement with Game Group (formerly The Electronics Boutique Plc) prohibits us from competing with Game Group in the United Kingdom until January 2007. The services agreement also requires that, until January 2006, we report to Game Group any opportunity relating to the interactive entertainment retailing business that we become aware of in Europe (excluding Scandinavia) which could be made available to Game Group and that we use reasonable endeavors to procure that each and every such opportunity is first offered to Game Group, on the same terms, including as to cost. As a result, Game Group could impede our expansion in Europe by pursuing opportunities in Europe which we report to it, and entering into agreements with our intended business partners. Game Group has publicly stated that it intends to expand its business into continental Europe. Our compliance with the services agreement will delay and could prevent, limit, or increase the cost of, any acquisitions in continental Europe. We have in the past had disagreements with Game Group in connection with the services agreement. These disagreements have resulted in litigation and could result in additional litigation.

        Under the services agreement, Game Group is responsible for the payment of fees equal to 1.0% of Game Group's adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. In fiscal 2003, we received approximately $7.4 million in management fees from Game Group.

Our operating results fluctuate from period to period, which could result in a lower price for our common stock.

        Our business is affected by seasonal patterns. We historically generate our highest net sales, management fees and net income during the fourth quarter, which includes the holiday selling season. During fiscal 2003, we generated approximately 40.5% of our net sales and approximately 86.0% of our operating income during the fourth quarter. Accordingly, any adverse trend in net sales during the holiday selling season could adversely affect our results of operations for the fourth quarter and the entire year. In addition to our dependence on fourth quarter sales, our results fluctuate from quarter to quarter depending upon a variety of factors, most of which we can not control. These include:

  •
  the timing of new product introductions;

  •
  the timing of new store openings;

  •
  general economic conditions;

  •
  weather;

  •
  shifts in the timing of certain holidays or promotions; and

  •
  changes in our merchandise mix.

        These fluctuations make the prediction of our financial results on a quarterly basis difficult.

If we fail to obtain products from our domestic and overseas suppliers, our sales and gross profit will be adversely affected.

        We rely heavily upon our suppliers to provide us with new products as quickly as possible. We purchase a significant amount of products from Sony Computer Entertainment, Inc., Electronic Arts, Inc., Microsoft Corp. and Nintendo of America, Inc., and often receive shipments of new release products which are disproportionately large relative to our share of the overall consumer video game market. During fiscal 2003, our purchases from Sony, Electronic Arts, Microsoft and Nintendo represented 14.8%, 12.3%, 11.5% and 9.3%, respectively, of our gross purchases. We believe that the loss of any of these suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, our financial performance largely depends upon the business terms we obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. Our failure to maintain favorable business terms with our suppliers could adversely affect our ability to offer products to consumers at competitive prices.

        During fiscal 2003, approximately one-third of our product purchases were of products manufactured outside of the United States, primarily in Asia. To the extent that our distributors rely on overseas sources for their products, any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of these products and could increase the cost and reduce the supply of products available to us.

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

        We have international retail operations in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea and Sweden. Net sales in these foreign countries represented approximately 19% of our net sales in fiscal 2003. Because release schedules for hardware and software introduction in these countries often differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases or decreases in domestic sales. We are also subject to a number of other factors which may impair our current or future international opportunities. These include:

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

        EB Nevada Inc., a company indirectly controlled by James Kim, his wife and certain trusts for the benefit of his children, owns approximately 44.7% of the outstanding shares of our common stock. Accordingly, the Kim family effectively controls our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This control may have the effect of delaying, preventing or deterring a change in control of our company and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition. Under a credit facility we have with Fleet Capital Corporation, if the Kim family does not own, indirectly through EB Nevada, at least 25% of our outstanding capital stock, we may be declared in default under the credit facility.

Our status as a holding company and our credit facility restrict our ability to pay dividends on our common stock.

        We are a holding company and do not have any material assets other than our ownership interests in our subsidiaries. Our common stock will be junior in right of payment to all of our existing and future liabilities and obligations and, by virtue of the fact that we are a holding company, our common stock will be structurally junior in right of payment to all existing and future liabilities and obligations of each of our subsidiaries. We have not declared or paid dividends on our common stock since our initial public offering in July 1998. In addition, our credit facility with Fleet Capital Corporation restricts our ability to declare or pay dividends on our common stock.

Our income taxes could increase in the future.

        Our corporate structure includes the use of Delaware holding companies and subsidiaries that hold our intellectual property and facilitate financing for our operations. Certain state taxing authorities have begun to review their positions with respect to income tax deductions taken as a result of these structures. If some or all of the income tax deductions resulting from our corporate structure are disallowed in the future, the income taxes we pay could increase, which will negatively impact our earnings.

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

Industry Overview

        The interactive entertainment industry is comprised of two primary product categories, video games and PC entertainment software.

        Video games.    Domestic retail sales of video game titles and hardware systems were approximately $9.1 billion in 2002. According to International Development Group, domestic software sales are expected to grow approximately 10.7% in 2003 while hardware unit sales are expected to peak with 1.9% growth over 2002. Growth in the industry has been driven by continued improvements in systems technology, substantial growth in the number of titles available across game categories and the emergence of well-capitalized software publishers with significant advertising budgets to support new releases. Enhanced technological features of new hardware platforms expand gaming capabilities, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase their first systems.

        From 1996 to September 1999, Nintendo and Sony, each of which manufactures proprietary hardware, dominated the video game market. Sony introduced the PlayStation in 1995 and Nintendo introduced the Nintendo 64 in 1996. In September 1999, Sega introduced the Sega Dreamcast. In October 2000, Sony introduced the PlayStation 2, which represented a significant improvement in graphics, processing power and audio quality over the systems in use at the time. Nintendo introduced the Game Boy Advance, the successor to the highly successful Game Boy, in June 2001. Nintendo's GameCube, introduced in November 2001, features significant performance enhancements over the Nintendo 64 system and is based on CD technology as compared to the prior cartridge-based technology. Microsoft's Xbox, also launched in November 2001, provides advanced graphics and Internet connectivity. In March 2003, Nintendo introduced a significantly enhanced design of the Game Boy Advance, Game Boy Advance SP. We believe that the interactive entertainment industry is experiencing an expansion cycle, which started with the introduction of Game Boy Advance, PlayStation 2, GameCube and Xbox.

        At year-end 2002, the installed base of video game hardware systems in the United States totaled approximately 15.9 million PlayStation 2 units, 4.6 million Xbox units, 3.6 million GameCube units and 11.7 million Game Boy Advance units. Hardware manufacturers and third-party publishers produce a wide range of game titles for each of these major hardware systems. In addition, according to NPD Group, Inc., a market research firm, sales of video game systems accessories were estimated to be approximately $1.3 billion in 2002.

        PC entertainment software.    Domestic retail sales of PC entertainment software were approximately $1.4 billion in 2002, down slightly from the prior year. According to International Development Group, PC entertainment software sales are expected to decline 1% to 2% annually over the next several years. PC entertainment software is generally sold in the form of CD-Roms and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities. The domestic installed base of multimedia PCs has increased from approximately 14.0 million units in 1995 to approximately 63.8 million units in 2002.

        Customers.    We believe the typical gamer is male, single, between the ages of 14 and 34, and lives in a household with an annual income in excess of $50,000. We also believe that our customers are often opinion leaders in the interactive entertainment industry, influencing the buying decisions of friends and family. According to a study conducted by Ziff Davis Media Game Group, our core customer, the avid gamer, owns multiple video game hardware systems and purchases an average of 12 game titles per year, significantly more than the average gamer. In addition, many video game players purchase PC entertainment software as well as video game titles.

Competitive Strengths

        We seek to enhance our position as one of the world's largest specialty retailers of video game titles and PC entertainment software by focusing on the following:

        Breadth of title selection.    We offer our customers an extensive selection of video game titles and PC entertainment software at competitive prices. Our typical store offers over 1,400 titles (excluding pre-owned games) at any given time from over 60 video game and PC entertainment software vendors. These titles are also available on our website. We continuously update our title selection in each store to reflect the tastes and buying patterns of the store's local market. We carry game titles which are compatible with all major video game hardware systems and PCs. In addition to video game titles and PC entertainment software, we offer a complementary line of PC and video game accessories and peripheral products, including controllers, joysticks, memory cards, DVD remotes, books and magazines. By offering all major video game hardware systems and providing a broad but focused assortment of video game software and accessories and PC entertainment software, we seek to establish our stores and website as the destination of choice for avid gamers.

        Immediate availability of new releases.    We strive to be the first in our markets to offer new video game and PC entertainment software titles upon their release. We believe that vendors recognize the importance of our video game enthusiast customer base and, consequently, often grant us disproportionately large allocations of new release products. Our inventory management systems then rapidly move the products from our distribution centers to our stores. New release titles are often preceded by substantial publicity in the form of print advertisements and reviews in publications and, increasingly, are promoted through television advertisements by the game and software publishers. This publicity tends to create high levels of demand for new releases among video game enthusiasts, often well in advance of release dates. This demand has afforded us an important marketing opportunity to drive traffic to our stores and our website.

        To assure our customers immediate access to new releases, we offer our customers the "EB Pre-Sell Program" through which they can reserve video games and PC entertainment software for delivery upon our receipt and release of the product. On average, we introduce 29 new game titles in our stores and on our website each week.

        Highly effective inventory management system.    We have a highly effective inventory management system that enables us to maximize sales of new release titles and avoid markdowns as titles mature. The system forecasts our inventory requirements on an individual store basis, aggregates our total requirements and manages the daily replenishment function from our automated distribution centers to our stores. This results in improved in-stock levels in our stores.

        Knowledgeable sales associates.    We believe that our knowledgeable sales associates, many of whom are avid gamers, and our higher level of customer service provide us with an important advantage over competitors such as mass merchants, toy retail chains, and office supply, computer product and consumer electronics superstores. We provide all of our sales associates with training and information on video game and PC entertainment products, system requirements and selling techniques through vendor-sponsored "EB University" seminars, held for store managers and field managers, and through regularly scheduled in-store seminars for our sales associates. We also encourage our sales associates to learn about customers' game preferences. With this knowledge, sales associates introduce customers to a selection of games and accessories that may suit their preferences and advise them of new releases suited to their interests, thereby enhancing our customers' overall gaming experience.

        Disciplined store operations.    Our management team exercises significant control over all aspects of our store operations, including product research, purchasing, distribution, site selection, store development, POS financial reporting and sales training. We believe that this commitment to operational control enables us to identify opportunities to improve store productivity quickly and to react quickly to shifts in product pricing and consumer purchasing trends. We strive to increase the productivity of our stores by actively managing our payroll expense and operating our stores as efficiently as possible. In order to display most of our products on our stores' shelves, we maintain selling space which averages approximately 90% of our stores' total square footage in each of our store formats. In an effort to enhance our sales conversion rates, in many of our stores we utilize a system, known as ShopperTrak, that electronically measures store customer traffic throughout the day and provides us with an analysis of sales conversion rates by store and by sales associate. We also utilize our POS reporting systems to assure the best possible match of sales associate floor coverage to customer traffic.

        Value pricing.    In an effort to offer maximum value to our customers and discourage comparison shopping, we maintain an "everyday low price" policy on advertised merchandise. We complement this policy with an extensive selection of merchandise and a high level of customer service. We also offer a pre-owned program which allows customers to save additional money by trading in their used games for credit toward any product sold in our stores. The trade-ins are then resold to other customers at lower prices than our new products to offer a broader range of products and price choices for our customers.

        Leadership in e-business.    We believe that our customers are generally more familiar with the Internet and with online retailing than the average consumer. Our website offers over 5,000 new and pre-owned stock keeping units, known as SKUs, that are available for immediate shipping to our customers. In addition, we have designed our website to serve our customers by providing product reviews, access to new releases, user-friendly online purchasing and the ability to pre-order video games and PC entertainment software.

Growth Strategy

        New store expansion.    We believe that there are domestic and international opportunities for significant new store growth. Over the last four fiscal years, we have more than doubled our store base. We plan to open approximately 275 new stores in fiscal 2004.

        Domestic opportunity.    We plan to open approximately 200 new stores in fiscal 2004 in the United States. We plan to continue to open stores in selected malls. In addition, we plan to accelerate growth in urban areas, central business districts and strip and power shopping centers. We expect our stores in these locations to require lower initial investments, generate higher gross margins on lower revenue and have a lower operating cost structure than our mall-based stores. These stores, which typically carry a wider assortment of pre-owned video games than our mall-based stores, target the more value conscious gamer.

        International opportunity.    In fiscal 2002, we began a store expansion program in continental Europe which includes both the opening of new stores and the acquisition of regional chains. As of February 1, 2003, we operated a total of 290 stores in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea, and Sweden. We plan to open approximately 75 new stores in fiscal 2004 in these markets.

        The interactive entertainment market in continental Europe is approximately $7.0 billion in size and has consumer demand characteristics similar to the U.S. market. We believe retail competition in the interactive entertainment industry is weaker throughout continental Europe than in the United States. There are very few specialty interactive entertainment retail chains in continental Europe and the existing specialty chains are small and undercapitalized, with little or no investment in distribution and information systems. Most video games are sold in Europe through general merchandise stores that offer less service and a smaller product selection than our stores. We believe that our store model, merchandising expertise and strong vendor relationships should enable us to gain significant market share in our targeted continental European markets over the next several years.

        Expansion of online retailing.    We believe that our core customer tends to be an Internet user, and we strive to meet their needs through our website, www.ebgames.com., which provides product reviews, access to new release titles, user friendly online purchasing and the ability to pre-order video games and PC entertainment software.

Retail Operations

        As of February 1, 2003, we operated a total of 1,145 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea and Sweden, primarily under the names Electronics Boutique and EB Games.

        Store formats.    Many of our stores are specialty retail stores located in high traffic areas in regional shopping malls. As of February 1, 2003, we operated 768 stores with this format in the United States and Canada. These stores average approximately 1,200 square feet. We believe that our mall-based stores generate sales per square foot that are among the highest of any mall-based retailer.

        In addition to our mall-based stores, we also operate many stores in urban areas, central business districts, and strip and power shopping centers. These stores are generally larger than our mall-based stores, averaging approximately 1,700 square feet. We began our expansion into these other locations in fiscal 2001, and as of February 1, 2003, we operated 213 stores with this format. We believe that these stores do not compete directly with mall-based stores due to their locations and their focus on pre-owned games. The balance of our stores that were open as of February 1, 2003 were located outside of the United States and Canada and are comprised of mall-based stores as well as multiple other formats.

        We typically locate our stores in malls and strip and power shopping centers and we believe that there are many suitable locations available for future sites. We use standardized site selection criteria for each of our formats to choose sites.

        As of the first quarter of fiscal 2003, we operated 22 stores that sold sports collectibles and memorabilia under the name BC Sports Collectibles and 29 stores that sold interactive and developmental toys and family-friendly, non-violent software under the EBKids brand. In February 2002, we announced our decision to sell the BC Sports Collectibles chain and to close the EBKids chain. We made this strategic decision to enable us to focus all of our resources—management, capital, and systems—on the growth opportunities in our core interactive entertainment market. The closing of the EBKids stores was completed in May 2002 and the sale of our 22 store BC Sports Collectibles business closed in November 2002.

        Store economics.    The average cost, net of payables, of opening a new mall-based store in fiscal 2003 was approximately $164,000. This included approximately $148,000 for furniture, fixtures, equipment and leasehold improvements. Pre-opening expenses are minimal and are included in the store's expenses for the first month of operation.

        The average cost, net of payables, of opening a new strip center store in fiscal 2003 was approximately $77,000. This includes approximately $62,000 for furniture, fixtures, equipment and leasehold improvements. Pre-opening expenses are minimal and are included in the store's expenses for the first month of operation.

        The cost to open an international store is approximately the same in U.S. dollars as the cost to open a domestic store. Typically, our new stores have generated a positive store operating contribution within the first 12 months of operations. We regularly review the profitability and prospects of each of our stores and evaluate whether any under performing stores should be closed or relocated to more desirable locations.

        Following the opening of a store, we utilize inventory management and controls and manage store payroll in an effort to maximize profitability. Our POS and inventory management systems allow us to analyze merchandise mix and in-stock positions and reduce shrinkage. We also utilize various payroll management and efficiency systems to improve sales conversions and store profitability.

        Store operations.    We divide our North American store base (United States and Canada) into 11 geographic regions, which are supervised by our President of Stores—North America and Canada, our Vice President of Store Operations (Canada), Regional Vice Presidents/Directors and District Managers. Our Senior Vice President of International Operations, who is based in France, supervises our international operations other than in Canada. Managing Directors, District Managers and Area Managers supervise our stores in Denmark, Germany, Italy, Norway and Sweden. A General Manager, Regional Director, District Managers and Area Managers supervise our stores in Australia, New Zealand and South Korea.

        Each of our stores typically has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of whom work part-time. The number of hourly sales associates in each store fluctuates depending on our seasonal needs. Our domestic stores are open seven days per week and generally ten hours each day. We operate our international stores in a manner similar to our domestic stores.

Online Retailing

        We launched our e-commerce website, ebworld.com, in August 1997. As part of our rebranding initiative, we changed the name of the website to ebgames.com earlier this year. Online orders have increased year over year and our e-commerce operating subsidiary has been profitable since fiscal 2002.

        The Internet represents a complementary channel to our store-based retail business. Our own surveys indicate that our website's detailed product reviews, game previews, new release schedules, product notification services, industry news and advanced search capabilities appeal to a significant portion of our gamer audience. Ebgames.com utilizes our merchandising expertise and strong vendor relationships to provide online customers with over 5,000 new and pre-owned SKUs that are available for immediate shipping. Further, ebgames.com leverages our distribution and fulfillment capabilities to provide delivery of new release titles to online consumers on the same day they are available in our stores.

        We believe that Internet broadband technology will play an important role in the future of online retailing. We continue to explore different ways to assume a leadership role in the online distribution of games. Adoption of this new technology by consumers has been limited. However, as adoption of this technology grows and other game delivery technologies emerge, we expect to actively pursue these opportunities.

Game Group Services Agreement

        Game Group is one of the leading specialty retailers of interactive entertainment in the United Kingdom, Ireland, France, Spain and Sweden, operating over 400 stores. Game Group's business strategy is substantially similar to our business strategy. Under the terms of a services agreement, at the request of Game Group, we are required to provide management services, including assistance with ordering and purchasing inventory, store design and acquisition, advertising, promotion, publicity and information systems. We also license the use of the name Electronics Boutique to Game Group. Game Group is responsible for the payment of fees, payable, at our option, in cash or Game Group stock, equal to 1.0% of Game Group's adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. In fiscal 2003, we received approximately $7.4 million in management fees from Game Group. The services agreement prohibits us from competing with Game Group in the United Kingdom until one year after the termination of the services agreement, currently scheduled for January 2006. The services agreement also requires that, until January 2006, we report to Game Group any opportunity relating to the interactive entertainment retailing business which we become aware of in Europe (excluding Scandinavia) which could be made available to Game Group and use reasonable endeavors to procure that each and every such opportunity is first offered to Game Group, on the same terms, including as to cost.

Products

        Our product line consists of video game titles, PC entertainment software titles, video game hardware systems, related products and toys, trading cards and accessories. Our in-store inventory at any given time averages over 2,400 SKUs.

        Video game titles and PC entertainment software.    We carry an average of over 1,400 video game and PC entertainment software titles (excluding pre-owned games) at any given time. We purchase video game titles directly from the leading console manufacturers, which include Sony, Microsoft and Nintendo, as well as a variety of third-party software publishers, such as Electronic Arts, Take-Two Interactive Software, Inc., Activision, Inc., Sega Corporation, and THQ Inc. We are one of the largest domestic customers of video game products sold by these publishers. We currently purchase titles from over 60 vendors across a variety of genres, including Action, Strategy, Adventure/Role Playing, Simulation, Sports, Children's Entertainment and Family Entertainment. We maintain a broad selection of popular new release titles, which we define as titles that have been available for less than six weeks from the date of their release.

        Pre-owned video games and PC entertainment software.    As a result of the proliferation of new titles and the tendency of gamers to seek new game challenges after mastering a particular title, a growing market for pre-owned game titles has evolved. We carry over 1,300 pre-owned SKUs in our typical store. We allow customers to trade in pre-owned games in our stores. We believe that the opportunity to trade-in games and the availability of pre-owned titles in our stores is attractive to the value conscious gamer and differentiates us from most of our competition, which do not generally accept trade-ins or offer pre-owned games. In return for a trade-in the customers receive a store credit, which can be applied towards the purchase of new or pre-owned products. At our in-house product reclamation center, these trade-ins can be tested, cleaned, relabeled, repackaged, repriced and redistributed back to the stores. These trade-ins are then resold in our stores at a discount to the price of new releases. Sales of pre-owned games generate significantly higher margins than new titles. We believe that availability of pre-owned games in our stores attracts our core game enthusiast customer and drives traffic into our stores.

        Video game hardware.    We sell the video game hardware systems of all major manufacturers, including Sony's PlayStation 2, Nintendo's GameCube and Game Boy Advance and Microsoft's Xbox. While we offer the newest technology in video game systems, we also offer a wide range of the older video game systems through our pre-owned program. Our pre-owned program affords customers the opportunity to trade-in older video game hardware for credit towards the purchase of one of the latest systems. We also offer extended service agreements and extensions of manufacturer warranties for the video game systems.

        Accessories.    In recent years, the growing popularity of video games has led to an increase in sales of accessory products, which generally have higher gross margins than hardware and software products. We currently offer approximately 600 accessory product SKUs, including controllers and memory cards. We also market instructional books and strategy guides on the most popular video game titles.

        Related products and trading cards.    We offer an assortment of trading cards, such as Yu-Gi-Oh and Magic The Gathering products, that appeal to our core customers. We also offer collectable action figures and gaming magazines.

Inventory Management and Distribution

        Inventory management.    We do extensive research prior to the release of new products and titles and carefully manage our inventory to minimize the risk associated with introducing new products and titles. Our centralized merchandising staff evaluates potential products and analyzes the EB Pre-Sell Program information and other data to estimate initial demand and the projected life cycle for a new release. We then use our new product analyses to plan our initial purchases and allocations among our stores and website. Through our inventory replenishment system, we forecast and actively manage our ongoing inventory requirements on an individual store and aggregate basis.

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

        These distribution facilities allow us to replenish our stores on a daily basis supporting our "first-to-market" new-release strategy. Our rapid processing capability in our distribution centers is facilitated by several advanced inventory management technologies, including paperless picking and radio frequency support. We also use a warehouse management system in our domestic distribution centers that enables us to better manage labor and freight costs. Our distribution network enables us to provide immediate delivery service to our online customers.

Marketing

        In-store promotions.    Many of our stores are located in high traffic, high visibility areas in regional shopping malls. Accordingly, our marketing efforts at these stores are designed to draw mall patrons into our stores through the use of window displays and other attractions visible to shoppers in the mall concourse. We actively publicize our other stores through a variety of media, including print, radio and selected local television advertising. Inside all of our stores, we feature selected products through the use of vendor displays, signs, fliers, point of purchase materials and end-cap displays. A majority of these promotions are funded through advertising allowances and market development funds from manufacturers, distributors, software publishers and accessory suppliers.

        In January 2003, as a combined effort with Ziff Davis Media, GMR magazine was launched in our stores. GMR magazine is a monthly publication providing news and reviews on the latest products for PC and video gamers. Customers that purchase a ten-month subscription to GMR are eligible to receive a discount on the purchase of pre-owned products in our stores.

        Catalogs.    We publish eight or more full color catalogs each year ranging in size from 52 to 100 pages. Our vendors fund the cost of these catalogs. The catalogs are available in our stores and are mailed to several hundred thousand households from our proprietary customer lists. The catalogs are also inserted in leading industry magazines.

        Ebgames.com.    We believe our online presence and marketing initiatives play a key role in strengthening our brand identity. Our online marketing initiatives focus on partnering with companies that operate other websites, such as CNET. These initiatives enable us to access the broad reach of the Internet at a low cost. We also advertise in game focused magazines and online with portals such as AOL and MSN.

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

Vendors

        We purchase substantially all of our products directly from manufacturers and software publishers. Our top 25 vendors accounted for approximately 88% of our purchases in fiscal 2003. Our largest vendors in fiscal 2003 were Sony, Electronics Arts, Microsoft and Nintendo, which accounted for 14.8%, 12.3%, 11.5% and 9.3%, respectively, of our gross purchases. No other vendor accounted for more than 5.0% of our software or accessory purchases during fiscal 2003. We believe that we have good relationships with our vendors. Maintaining and strengthening these relationships is essential to our operations and continued expansion.

        We participate in marketing programs with each of our key product vendors, including Sony, Electronic Arts, Microsoft and Nintendo. Under these programs, we are eligible to receive marketing allowances from product vendors provided we perform certain specified marketing and merchandising events and activities pursuant to the terms of written agreements we negotiate with our vendors for each event or activity. Typical events or activities are print advertising, television advertising, product catalog advertising, in-store display promotions, Internet advertising, and product training and promotion at our national trade show.

Competition

        The interactive entertainment industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with other specialty retailers of video games and PC software, as well as with mass merchants, toy retail chains, catalogs, direct sales by software publishers, online retailers, and office supply, computer product and consumer electronics superstores. In addition, video games are available for rental from many video stores. Further, other methods of distribution may emerge in the future, resulting in increased competition.

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

Trademarks/Registrations

        We possess registered trademarks for Electronics Boutique® (and design), EBX® and ebworld.com® as well as other registered trademarks and service marks, both in the United States and in certain foreign jurisdictions. We also have numerous trademark applications pending in the United States and in certain foreign jurisdictions, including EB Games and ebgames.com.

        We believe our trademarks are valid and valuable and intend to maintain our trademarks and their related registrations. We do not know of any pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no patents, licenses, franchises or other concessions that are material to our operations.

Associates

        As of February 1, 2003, we had approximately 7,660 non-seasonal associates. Approximately 3,650 were employed on a part-time basis, and 700 were employed on a temporary basis. In addition, during the calendar 2002 peak holiday shopping season, we hired approximately 1,300 temporary associates. We believe that our relationship with our associates is good. None of our associates is represented by a labor union or is a member of a collective bargaining unit.

Item 1A. Executive Officers of Electronics Boutique

        Set forth below is information regarding the executive officers of Electronics Boutique:

Name	Age	Position
Jeffrey W. Griffiths	52	President, Chief Executive Officer and Director
John R. Panichello	41	Executive Vice President and Chief Operating Officer
James A. Smith	47	Senior Vice President, Chief Financial Officer and Secretary
Seth P. Levy	45	Senior Vice President, Logistics and Chief Information Officer; President, EB Games Online, Inc.
Steven R. Morgan	51	Senior Vice President, President of Stores—North America and President of Canadian Operations

        Mr. Griffiths, age 52, has served as the President and Chief Executive Officer of Electronics Boutique and a Class I Director since June 2001. Prior thereto, he served as Senior Vice President of Merchandising and Distribution from March 1998 to June 2001. Mr. Griffiths served as Senior Vice President of Merchandising and Distribution of EB, our predecessor, from March 1996 to March 1998. From March 1987 to February 1996, Mr. Griffiths served as Vice President of Merchandising of EB, and from April 1984 to February 1987 he served as Merchandise Manager.

        Mr. Panichello, age 41, has served as Executive Vice President and Chief Operating Officer since April 2002. Prior thereto, Mr. Panichello served as Senior Vice President, Chief Operating Officer, President of EB GameWorld and BC Sports Collectibles (a former division of Electronics Boutique) and Secretary of Electronics Boutique from June 2001 to April 2002. Mr. Panichello served as Senior Vice President, Chief Financial Officer, President of EB GameWorld and BC Sports Collectibles and Secretary of Electronics Boutique from June 2000 to June 2001. Mr. Panichello served as Senior Vice President, Chief Financial Officer, President of BC Sports Collectibles and Secretary of Electronics Boutique from March 1998 to June 2000. Mr. Panichello served as the Senior Vice President of Finance of EB and the President of the BC Sports Collectibles division from March 1997 to February 1998. Mr. Panichello served as EB's Vice President of Finance and Treasurer from June 1994 to February 1997. Mr. Panichello served as a director of Game Group from May 1995 to November 1999. Mr. Panichello is a Certified Public Accountant. Mr. Panichello is the husband of Susan Y. Kim and the son-in-law of James J. Kim. Mr. Panichello serves on the Board of Directors of the Interactive Entertainment Merchants Association.

        Mr. Smith, age 47, has served as Senior Vice President, Chief Financial Officer and Secretary since June 2001. Prior thereto, Mr. Smith served as Senior Vice President of Finance of Electronics Boutique from August 2000 to June 2001. Mr. Smith served as Electronics Boutique's Vice President-Finance from May 1998 to August 2000. From 1996 to 1998, Mr. Smith served as Vice President and Controller of EB, our predecessor, and from 1993 to March 1996, he served as Controller of EB.

        Mr. Levy, age 45, has served as Senior Vice President, Logistics, Chief Information Officer and the President of EB Games Online, Inc. since June 2001. Prior thereto, he served as Senior Vice President, Chief Information Officer and the President of EB Games Online, Inc. from March 1999 to June 2001. From February 1997 to March 1999, Mr. Levy served as the Vice President and Chief Information Officer. From 1991 to February 1997, Mr. Levy served as the Director of System Development for the May Merchandising and May Department Stores International divisions of May Department Stores.

        Mr. Morgan, age 51, has served as Senior Vice President, President of Stores—North America and President of Canadian Operations since April 2002. Prior thereto, Mr. Morgan served as Senior Vice President of Stores of Electronics Boutique and Canadian Operations from June 2001 to April 2002. Mr. Morgan served as Senior Vice President of Stores of Electronics Boutique from January 2001 to June 2001. From May 1998 to January 2001, Mr. Morgan served as President and CEO of Millennium Futures, Inc., a commodity trading company. From July 1996 to May 1998, he served as Senior Vice President, Director of Stores at Filene's Department Stores. From May 1988 to July 1996, he served as Regional Vice President at Filene's Department Stores.

Item 2. Properties

        Store leases.    All of our stores are leased. As of February 1, 2003, we had 1,145 stores. In general, our mall-based leases have initial terms of seven to ten years. Our strip and power center locations typically have initial terms of three to five years with at least one or more renewal options.

        Headquarters and distribution centers.    We own our 140,000 square foot headquarters in West Chester, Pennsylvania. This building includes a 97,500 square foot distribution center. In addition, we own an adjacent 80,000 square foot distribution facility. We lease a 200,000 square foot distribution center in Louisville, Kentucky. This lease expires in May 2005. We also lease a 52,000 square foot building in Louisville, Kentucky; however we subleased a portion of this building in January 2003. The lease for the building expires in March 2004. In Brampton, Ontario, Canada, we own a 120,000 square foot distribution and office facility. In Pinkenba, Queensland, Australia, we own a 70,000 square foot distribution and office facility. We also lease small distribution facilities in Denmark, Germany, Italy and Sweden.

        Customer service call center.    We lease a 17,900 square foot customer service telephone call center in Las Vegas, Nevada, from which we respond to consumers' inquiries regarding our products. The lease expires in June 2004.

Item 3. Legal Proceedings

        We are involved from time to time in legal proceedings arising in the ordinary course of our business. In February 2003, our affiliates, The Electronics Boutique, Inc. and EB Services Company, LLP, prevailed in the appeal of a major civil lawsuit brought against those companies by Game Group. Game Group filed the appeal in October 2002 after judgment was entered against it in the trial of the matter.

        Game Group filed suit in March 2002 in the Chancery Division of the High Court of Justice in the United Kingdom. It sought a ruling that, because of an alleged change of control of EB Services Company, it was entitled to terminate the services agreement between itself and EB Services Company that had been in effect since 1995 and that does not expire by its terms until at least 2006. Pursuant to the services agreement, EB Services Company receives significant fees from Game Group. The fees were approximately $7.4 million for the fiscal year ended February 1, 2003. In October 2002, the Chancery Division ruled that Game Group was not entitled to terminate the services agreement.

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

	Fiscal 2002		Fiscal 2003
	Low	High	Low	High
First fiscal quarter	$17.00	$28.90	$28.03	$38.55
Second fiscal quarter	27.75	36.10	21.30	32.24
Third fiscal quarter	23.41	42.07	21.02	29.38
Fourth fiscal quarter	31.66	44.51	13.10	31.81

        Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

        As of April 24, 2003, we had approximately 35 shareholders of record (including Cede & Co., the nominee for Depository Trust Company, a registered clearing agency) of the 25,891,158 outstanding shares of Electronics Boutique's common stock. On April 24, 2003, the last reported sale price for Electronics Boutique's common stock as quoted by NASDAQ was $18.58 per share.

        Electronics Boutique has not paid any dividends on its common stock to date.

Item 6. Selected Financial Data

        The following table sets forth for the periods indicated selected financial and other data for Electronics Boutique for periods subsequent to its initial public offering on July 28, 1998. Prior periods reflect financial data of Electronics Boutique's predecessors, The Electronics Boutique, Inc. ("EB") and subsidiaries and EB Services Company LLP ("EB Services"). The statement of income data and balance sheet data, which follow, have been derived from Electronics Boutique's consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The pro forma data, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein including the matters referred to in Notes 1 and 2 to the consolidated financial statements.

	Year Ended
	January 30, 1999	January 29, 2000	February 3, 2001	February 2, 2002	February 1, 2003
	(Amounts in thousands, except per share data and operating data)
Statement of Income Data:
Net sales	$595,859	$758,120	$802,851	$1,059,338	$1,309,226
Management fees	3,405	4,873	4,425	5,889	7,553

Total revenues	599,264	762,993	807,276	1,065,227	1,316,779
Cost of goods sold	457,089	580,770	626,939	826,599	971,204

Gross profit	142,175	182,223	180,337	238,628	345,575
Selling, general and administrative expense	99,972	133,534	144,466	179,464	267,566
Restructuring and asset impairment charge (reversal)(1)	—	—	—	12,638	(2,611)
Depreciation and amortization	9,775	12,278	15,855	19,750	22,524

Income from operations	32,428	36,411	20,016	26,776	58,096
Equity in earnings (loss) of affiliates	(161)	—	—	—	—
Other income	—	—	1,550	—	—
Interest (income) expense, net	289	(1,427)	(3,096)	(1,884)	(1,677)

Income before income tax expense and cumulative effect of change in accounting principle	31,978	37,838	24,662	28,660	59,773
Income tax expense(2)	11,693	15,008	9,791	10,948	22,373

Income before cumulative effect of change in accounting principle	20,285	22,830	14,871	17,712	37,400

Cumulative effect of change in accounting principle, net of tax(3)	—	—	—	—	(4,773)

Net income	$20,285	$22,830	$14,871	$17,712	$32,627

Income per share before cumulative effect of change in accounting principle:
Basic		$1.11	$0.67	$0.74	$1.44

Diluted		$1.10	$0.66	$0.73	$1.42

Per share cumulative effect of change in accounting principle:
Basic					$(0.18)

Diluted					$(0.18)

Net income per share:
Basic		$1.11	$0.67	$0.74	$1.26

Diluted		$1.10	$0.66	$0.73	$1.24

Weighted average shares outstanding:
Basic		20,559	22,254	23,868	25,833

Diluted		20,762	22,466	24,230	26,247

Pro forma Income Data: (unaudited)
Income before income taxes	$31,978
Pro forma income taxes(4)	11,866

Pro forma net income(4)	$20,112

Pro forma net income per share—basic	$1.12

Pro forma weighted average shares outstanding—basic(5)	18,030

Pro forma net income per share—diluted	$1.11

Pro forma weighted average shares outstanding—diluted(5)	18,084

Operating Data:(6)(unaudited)
Stores open at end of period	528	619	737	937	1,145
Comparable store sales increase(7)	14.1%	11.6%	(4.5%)	20.8%	8.3%
	As of
	January 30, 1999	January 29, 2000	February 3, 2001	February 2, 2002	February 1, 2003
Balance Sheet Data:
Working capital (deficit)	$(3,091)	$42,567	$30,133	$121,446	$144,497
Total assets	172,047	275,513	267,239	425,838	521,614
Long-term debt	8	—	—	143	—
Total liabilities	123,205	159,026	136,019	188,678	247,114
Stockholders' equity	48,842	116,487	131,220	237,160	274,500

(1)
In fiscal 2002, the restructuring and asset impairment charge of $12.6 million resulted from our adoption of a plan to close the operations of all 29 EB Kids stores and sell the 22 store BC Sports Collectibles business. The charge represents a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination costs. In fiscal 2003, the $2.6 million net reversal of the restructuring and asset impairment charge resulted primarily from store lease related accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business.

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

(3)
We changed our accounting policy with respect to the recording of vendor advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $4.8 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change in accounting principle on fiscal years prior to fiscal 2003. Prior to this change, we recognized all vendor advertising allowances as an offset to selling, general and administrative expenses. Vendor advertising allowances in excess of advertising expense of

  $40.9 million, $35.8 million, $24.2 million and $27.4 million were reflected as an offset to selling, general and administrative expense in fiscal 2002, fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

(4)
The pro forma net income gives effect to the application of the pro forma income tax expense that would have been reported had EB and EB Services been subject to federal and all state income taxes for fiscal year 1999.

(5)
Pro forma weighted average shares outstanding gives effect to the number of shares that would have been outstanding upon completion of the initial public offering and related transactions for periods prior to the initial public offering.

(6)
Does not reflect stores operated by Game Group and WaldenSoftware for which we currently provide or have provided management services. See "Business—Management Services."

(7)
Comparable store sales are based on stores in operation for over one year. Comparable store sales results for fiscal 2001 represents the 52 week period ending January 27, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We believe that we are among the world's largest specialty retailers of video game hardware and software, PC entertainment software and related accessories and products. As of February 1, 2003, we operated a total of 1,145 stores in 46 states, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea and Sweden—primarily under the names Electronics Boutique and EB Games. In addition, we operated a commercial website under the URL address of ebgames.com. As of such date, we also provided management services for Game Group, which operated over 400 stores and department store-based concessions in the United Kingdom, Spain, France, Sweden and Ireland. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

        Our fiscal year ends on the Saturday nearest January 31. Accordingly the financial statements for the years ended February 2, 2002 ("fiscal 2002") and February 1, 2003 ("fiscal 2003") each include 52 weeks of operations and the year ending February 3, 2001 ("fiscal 2001") includes 53 weeks of operations.

Change in Accounting Principle

        In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of this Annual Report on Form 10-K. Accordingly, in fiscal 2003, we recorded a cumulative effect of accounting change of $7.6 million, $4.8 million net of income tax, for the impact of this adoption on prior fiscal years. As of February 1, 2003, $10.0 million of our vendor advertising allowances has been recorded as a reduction of inventory and will be recognized in cost of goods sold as inventory is sold. This adoption has also resulted in the reclassification of $45.3 million of vendor advertising reimbursements earned in fiscal 2003 from selling, general, and administrative expense. The fiscal 2003 impact on income before cumulative effect of change in accounting principle was a charge of $1.5 million, or $0.06 per diluted share.

        In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events we conduct for our vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. We then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, is recorded as a cumulative effect of accounting change in fiscal year 2003. As of February 1, 2003, the methodology resulted in $10.0 million recorded as a reduction of inventory.

        The following table reflects the vendor allowances received and how they were classified in the financial statements (actual and pro forma for the change in accounting) for fiscal 2001, fiscal 2002 and fiscal 2003:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
	(Amounts in thousands)
Actual
Total vendor allowances	$45,830	$49,102	$54,116
Gross profit	$180,337	$238,628	$345,575
Percent to total revenues	22.3%	22.4%	26.2%
Amount classified as reduction in cost of goods sold	—	—	$42,925
Percent to total revenues	—	—	3.3%
Amount classified as reduction in selling, general & administrative	$45,830	$49,102	$8,829
Percent to total revenues	5.7%	4.6%	0.7%
Amount classified as a reduction in merchandise inventory			$9,989
Pro forma
Gross profit	$218,544	$280,722
Percent to total revenues	27.1%	26.4%
Amount classified as reduction in cost of goods sold	$38,207	$42,094
Percent to total revenues	4.7%	3.9%
Amount classified as reduction in selling, general & administrative	$6,729	$6,192
Percent to total revenues	0.8%	0.6%
Amount classified as a reduction in merchandise inventory	$6,812	$7,628

        Prior to adoption of Issue 02-16, all vendor advertising allowances were recognized as an offset to selling, general and administrative expenses. These allowances exceeded the specific, incremental costs of the advertising and promotional events conducted by us. The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expenses. These other operating expenses, which were incurred to support advertising and promotional expenses, included such items as: marketing and merchandise department expenses to develop, promote and manage the events; direct store and store supervisory payroll expenses to implement, manage and monitor the events; distribution expenses associated with receiving and shipping of materials necessary for the events; and corporate expenses related to the design, production and maintenance of Internet advertising events.

        The following pro forma financial information for fiscal 2001 and fiscal 2002 reflects the impact of Issue 02-16 as if it had been adopted prior to fiscal 2001:

Consolidated Statements of Income
(Amounts in thousands, except per share amounts)

	As reported Fiscal 2001(1)	Pro Forma Fiscal 2001	As reported Fiscal 2002(1)	Pro Forma Fiscal 2002
Net sales	$802,851	$802,851	$1,059,338	$1,059,338
Management fees	4,425	4,425	5,889	5,889

Total revenues	807,276	807,276	1,065,227	1,065,227
Cost of goods sold	626,939	588,732	826,599	784,505

Gross profit	180,337	218,544	238,628	280,722
Costs and expenses:
Selling, general and administrative expenses	144,466	183,567	179,464	222,374
Restructuring and asset impairment charge	—	—	12,638	12,638
Depreciation and amortization	15,855	15,855	19,750	19,750

Operating income	20,016	19,122	26,776	25,960
Other income	1,550	1,550	—	—
Interest income, net	3,096	3,096	1,884	1,884

Income before income taxes	24,662	23,768	28,660	27,844
Income tax expense	9,791	9,436	10,948	10,636

Net income	$14,871	$14,332	$17,712	$17,208

Earnings per share:
Basic	$0.67	$0.64	$0.74	$0.72

Diluted	$0.66	$0.64	$0.73	$0.71

Weighted average shares outstanding:
Basic	22,254	22,254	23,868	23,868

Diluted	22,466	22,466	24,230	24,230

Selected Balance Sheet information:
Merchandise inventories	100,185	93,373	149,792	142,164
Stockholders' equity	131,220	127,112	237,160	232,387

(1)
Effective in the second quarter of fiscal 2003, Electronics Boutique changed the income statement classification for pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $36.5 million and $50.1 million in fiscal years 2001 and 2002, respectively. There was no impact on operating income or net income for any period as a result of this reclassification.

Results of operations

        The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:

	Year Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Net sales	99.5%	99.4%	99.4%
Management fees	0.5	0.6	0.6

Total revenues	100.0	100.0	100.0
Cost of goods sold	77.7	77.6	73.8

Gross profit	22.3	22.4	26.2
Selling, general and administrative expense	17.9	16.8	20.3
Restructuring and asset impairment charge (reversal)	—	1.2	(.2)
Depreciation and amortization	2.0	1.9	1.7

Income from operations	2.4	2.5	4.4
Other income	0.2	—	—
Interest income, net	0.4	0.2	0.1

Income before income tax expense and cumulative effect of change in accounting principle	3.0	2.7	4.5
Income tax expense	1.2	1.0	1.7

Income before cumulative effect of change in accounting principle	1.8	1.7	2.8
Cumulative effect of change in accounting principle, net of tax	—	—	(0.3)

Net Income	1.8%	1.7%	2.5%

Fiscal 2003 Compared to Fiscal 2002

        Net sales increased by 23.6% from $1,059.3 million in fiscal 2002 to $1,309.2 million in fiscal 2003. The increase in net sales was primarily attributable to the additional sales volume from 270 new stores, approximately $102.0 million, opened during fiscal 2003 and a comparable store sales increase of 8.3%, or $84.8 million. The increase was driven by continuing strong sales of Sony's PlayStation 2 software, as well as a full year of sales from Nintendo's GameCube and Microsoft's Xbox which were introduced in November 2001, and Nintendo's Game Boy Advance which was introduced in June 2001.

        Management fees increased 28.3% from $5.9 million in fiscal 2002 to $7.6 million in fiscal 2003. The increase in management fees earned in fiscal 2003 was primarily due to an increase in Game Group's sales along with a more favorable currency exchange rate between the British pound and U.S. dollar in fiscal 2003. In addition we earned $150,000 in management fees from Sports Collectibles Acquisition Corporation ("SCAC") in fiscal 2003.

        Cost of goods sold increased by 17.5% from $826.6 million in fiscal 2002 to $971.2 million in fiscal 2003. As a percentage of net sales, cost of goods sold decreased from 78.0% in fiscal 2002 to 74.2% in fiscal 2003. This decrease in cost of goods sold, as a percentage of net sales, was partially due to a reclassification of $42.9 million, or 3.3% of net sales, of fiscal 2003 vendor advertising allowances from selling, general and administrative expense in connection with our change in accounting policy. The balance of the decrease was primarily attributable to the shift in sales from low margin hardware to higher margin software of 0.7% and reduced freight costs of 0.3%. These improvements were partially offset by a decrease in sales of higher margin PC product accounting for 0.3%. Cost of goods sold does not include purchasing and distribution center operating costs of approximately $15.3 million in fiscal

2003 and $13.9 million in fiscal 2002, which are included in selling, general and administrative costs. Accordingly, our cost of goods sold may not be comparable to the cost of goods sold of other retailers.

        Selling, general and administrative expense increased 49.1% from $179.5 million in fiscal 2002 to $267.6 million in fiscal 2003. Of the $88.1 million increase, $45.3 million, or 3.4% of total revenues, was attributable to the reclassification of vendor advertising allowances in connection with our change in accounting policy. The remaining $42.8 million of the increase was due to the increase in our domestic and international stores base and the associated increases in store expenses of $35.5 million and headquarter expenses of $7.9 million, which was partially offset by an increase in net promotional and marketing reimbursements of $1.3 million prior to the reclassification. As a percentage of total revenues, selling, general and administrative expense increased from 16.8% in fiscal 2002 to 20.3% in fiscal 2003.

        Depreciation and amortization expense increased by 14.0%, from $19.8 million in fiscal 2002 to $22.5 million in fiscal 2003. The increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings, remodeling of existing stores, and capital improvements, furniture and fixtures and computer software at corporate headquarters.

        In fiscal 2002, the restructuring and asset impairment charge of $12.6 million resulted from our adoption of a plan to close the operations of all 29 EB Kids stores and sell the 22 store BC Sports Collectibles business. The charge represents a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination costs. In fiscal 2003, the $2.6 million net reversal of the restructuring and asset impairment charge resulted primarily from store lease related accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business.

        Operating income increased by 117.0%, from $26.8 million in fiscal 2002 to $58.1 million in fiscal 2003. As a percentage of total revenues, operating income increased from 2.5% in fiscal 2002 to 4.4% in fiscal 2003. Excluding the $2.3 million charge to cost of goods sold and the $12.6 million restructuring and asset impairment charge in fiscal 2002, operating income would have been $41.7 million, or 3.9% of total revenues in fiscal 2002. Excluding the $2.6 million reversal of the restructuring and asset impairment charge in fiscal 2003, operating income would have been $55.5 million, or 4.2% of total revenues in fiscal 2003.

        Interest income, net, decreased by 11.0%, from $1.9 million in fiscal 2002 to $1.7 million in fiscal 2003. The decrease was due to lower interest rates on short-term investments.

        Income tax expense increased by 104.4%, from $10.9 million in fiscal 2002 to $22.4 million in fiscal 2003. As a percentage of pre-tax income, income tax expense decreased from 38.2% in fiscal 2002 to 37.4% in fiscal 2003. Our effective tax rate decreased from the prior year principally as a result of an increase in operations in foreign jurisdictions that have a lower tax rate than the United States and an increase in tax-exempt interest income.

        We changed our accounting policy with respect to the recording of vendor advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $4.8 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change on fiscal years prior to fiscal 2003.

Fiscal 2002 Compared to Fiscal 2001

        Net sales increased by 31.9%, from $802.9 million in fiscal 2001 to $1,059.3 million in fiscal 2002. Fiscal 2001 included 53 weeks of net sales compared to 52 weeks in fiscal 2002 partially offsetting the increase. The increase in net sales was primarily attributable to the additional sales volume from 210 new stores, approximately $81.0 million, opened during fiscal 2002 and a comparable store sales increase of 20.8%, or $152.4 million. The increase was driven by continuing strong sales of Sony's PlayStation 2 hardware and related software, as well as the introduction of Nintendo's Game Boy Advance in June 2001 and GameCube in November 2001, and Microsoft's Xbox in November 2001.

        Management fees increased 33.1% from $4.4 million in fiscal 2001 to $5.9 million in fiscal 2002. The increase in management fees earned in fiscal 2002 was due to an increase in Game Group's sales.

        Cost of goods sold increased by 31.8%, from $626.9 million in fiscal 2001 to $826.6 million in fiscal 2002. As a percentage of net sales, cost of goods sold decreased from 78.1% in fiscal 2001 to 78.0% in fiscal 2002. The decrease in cost of goods sold, as a percentage of net sales, was primarily attributable to several factors such as increased margins on PC products and a successful tiered pricing strategy of approximately 1.1%, reduced freight costs of approximately 0.5% and an increase in high margin pre-owned sales of approximately 0.3%. These improvements were partially offset by the increased sales of low margin hardware sales of approximately 1.6% and the $2.3 million or 0.2% charge related to the write-down of inventory associated with our decision to discontinue our EB Kids operations and sell our BC Sports Collectibles business. Cost of goods sold does not include purchasing and distribution center operating costs of approximately $13.9 million in fiscal 2002 and $12.9 million in fiscal 2001, which are included in our selling, general and administrative costs. Accordingly, our cost of goods sold may not be comparable to the cost of goods sold of other retailers.

        Selling, general and administrative expense increased 24.2%, from $144.5 million in fiscal 2001 to $179.5 million in fiscal 2002. The $35.0 million increase was primarily attributable to the increase in our domestic and international stores base and the associated increases in store expenses of $31.9 million, headquarter expenses of $7.4 million and distribution expenses of $0.8 million, which was partially offset by an increase in promotional and marketing reimbursements of $5.1 million. As a percentage of total revenues, selling, general and administrative expense decreased from 17.9% in fiscal 2001 to 16.8% in fiscal 2002. The decrease in selling, general, and administrative expense as a percentage of total revenues was primarily attributable to the increase in comparable store sales.

        Depreciation and amortization expense increased by 24.6%, from $15.9 million in fiscal 2001 to $19.8 million in fiscal 2002. The increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings, remodeling of existing stores, and capital improvements, furniture and fixtures and computer software at the corporate headquarters. In addition, in fiscal 2002 we had a full year of depreciation, or an increase of $670,000 over the prior year, on capital expenditures we made in fiscal 2001 for the purchases of our corporate headquarters and distribution facility in West Chester, Pennsylvania, the relocation to a larger distribution facility in Louisville, Kentucky, and the construction of new distribution and office facilities in Australia and Canada.

        The restructuring and asset impairment charge of $12.6 million resulted from our adoption of a plan to close the operations of all 29 EB Kids stores and sell the 22 store BC Sports Collectibles business. The charge represents a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination costs.

        Operating income increased by 33.8%, from $20.0 million in fiscal 2001 to $26.8 million in fiscal 2002. As a percentage of total revenues, operating income increased from 2.4% in fiscal 2001 to 2.5% in 2002. Excluding the $2.3 million charge to cost of goods sold and the $12.6 million restructuring and asset impairment charge, operating income for fiscal 2002 would have been $41.7 million, or 3.9% of total revenues.

        Other income of $1.6 million was recorded in fiscal 2001. This income was the result of a termination fee on the acquisition of Funco, Inc. of $3.5 million, net of associated expenses of $1.9 million.

        Interest income, net, decreased by 39.2%, from $3.1 million in fiscal 2001 to $1.9 million in fiscal 2002. The decrease was due to lower interest rates on short-term investments.

        Income tax expense increased by 11.8%, from $9.8 million in fiscal 2001 to $10.9 million in fiscal 2002. As a percentage of pre-tax income, income tax expense decreased from 39.7% in fiscal 2001 to 38.2% in fiscal 2002. Our effective tax rate decreased from the prior year principally as a result of a reduction of state tax expense as well as an increase in operations in foreign jurisdictions that have a lower tax rate than the United States.

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

        The following table sets forth certain unaudited quarterly income statement information for fiscal 2002 and fiscal 2003. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal 2003 (Restated)(1)
	1st Quarter(2)	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands, except for earnings per share and number of stores)
Total revenues	$237,640	$262,635	$282,960	$533,544
Gross profit	63,044	66,174	75,129	141,228
Operating income	1,918	549	5,682	49,947
Income before cumulative effect of change in accounting principle	1,471	594	3,742	31,593
Net income (loss)	(3,302)	594	3,742	31,593
Income per share before cumulative effect of change in accounting principle:
—Basic	0.06	0.02	0.14	1.22
—Diluted	0.06	0.02	0.14	1.21
Net income (loss) per share:
—Basic	(0.13)	0.02	0.14	1.22
—Diluted	(0.13)	0.02	0.14	1.21
Stores open at quarter end	948	994	1,078	1,145
	Fiscal 2003 (as reported)(3)
	1st Quarter(2)	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$237,640	$262,635	$282,960	$533,544
Gross profit	56,800	60,144	66,055	120,286
Operating income	553	714	11,186	48,004
Net income	627	696	7,144	30,410
Net income per share
—Basic	0.02	0.03	0.28	1.18
—Diluted	0.02	0.03	0.27	1.16
Stores open at quarter end	948	994	1,078	1,145
	Fiscal 2002 (as reported)
	1st Quarter(2)	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$189,657	$189,907	$182,153	$503,510
Gross profit	41,734	45,938	46,762	104,194
Operating income (loss)	(2,842)	(2,704)	4,289	28,033
Net income (loss)	(1,418)	(1,532)	2,920	17,742
Net income (loss) per share
— Basic	(0.06)	(0.07)	0.12	0.69
— Diluted	(0.06)	(0.07)	0.11	0.67
Stores open at quarter end	763	813	878	937

(1)
We changed our accounting policy with respect to the recording of vendor advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $7.6 million, $4.8 million net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change on fiscal years prior to fiscal 2003. Quarterly results for fiscal 2003 have been restated to reflect this new accounting policy. See Note 2 to the consolidated financial statements for more details on this change in accounting principle.

(2)
Effective in the second quarter of fiscal 2003, Electronics Boutique changed the income statement classification for pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $9.8 million and $20.0 million in the first quarters of fiscal 2002 and fiscal 2003, respectively. There was no impact on operating income or net income as a result of this reclassification.

(3)
Table represents results of operations prior to adoption of EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor."

        The $1.9 million of operating income in the first quarter of fiscal 2003 includes a $508,000 pre-tax restructuring reversal ($314,000 after-tax, or $0.01 per diluted share). This reversal related primarily to reversals of lease related accruals for the EB Kids stores. The $5.7 million of operating income in the third quarter of fiscal 2003 includes a $2.2 million pre-tax restructuring reversal ($1.4 million after-tax, or $0.05 per diluted share). This reversal related to store lease accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business.

        The $28.0 million of operating income in the fourth quarter of fiscal 2002 includes a $14.9 million pre-tax charge ($9.2 million after-tax, or $0.35 per diluted share) related to costs associated with our decision to close our EB Kids operations and sell our BC Sports Collectibles business. The pre-tax charge was recorded as follows: $2.3 million related to a write-down of inventory within cost of goods sold and $12.6 million as a restructuring and asset impairment charge.

Liquidity and Capital Resources

        We have historically financed operations through a combination of cash generated from operations, equity offerings and bank debt. On August 14, 2001, we completed a public offering of 4,600,000 shares of common stock. Of the 4,600,000 shares sold, 2,500,000 shares were for the account of the Electronics Boutique and 2,100,000 shares were for the account of EB Nevada Inc., a selling shareholder controlled by the Kim family. The transaction resulted in net proceeds (after offering expenses) to us of approximately $68.2 million.

        We generated $27.1 million in cash from operations in fiscal 2003 and $31.4 million in fiscal 2002. The $27.1 million of cash generated from operations in fiscal 2003 was primarily the result of $32.6 million in net income, $23.9 million in non-cash charges to net income, an increase of $8.2 million in accrued expenses and a $6.1 million increase in income taxes payable, partially offset by a $38.5 million increase in merchandise inventory, net of accounts payable, a $2.1 million increase in accounts receivable, a $1.6 million increase in prepaid expenses, and a $1.6 increase in other long-term assets. In fiscal 2003, the $38.5 million increase in inventory, net of accounts payable, was due to an increased store base coupled with slower than expected holiday sales. The $8.2 million increase in accrued expenses was primarily due to an increased store base and an increase in customer liabilities. The $31.4 million of cash generated from operations in fiscal 2002 was primarily the result of $17.7 million of net income, $10.2 million of non-cash charges to net income, a $32.8 million increase in accounts payable, an increase of $10.2 million in accrued expenses and deferred rent, and a $14.1 million increase in taxes payable, partially offset by a $3.6 million increase in accounts receivable, a $47.0 million increase in merchandise inventories, a $2.3 million increase in prepaid expenses, and a $0.7 million increase in other long-term assets. In fiscal 2002, merchandise inventories and related accounts payable increased primarily due to the higher average cost of products associated with the new console systems introduced in the year and also due to a 27% increase in our store base over the prior year.

        We made capital expenditures of $35.8 million in fiscal 2003, primarily to open new stores, to remodel existing stores, to rebrand 96 existing stores to the new EB Games name, and to enhance the inventory system in the Louisville distribution center. In fiscal 2003, we also made investments of $1.6 million to acquire additional interests in our European subsidiaries and to acquire a five store retail chain in the U.S. We made capital expenditures of $23.7 million in fiscal 2002, primarily to open new stores, to remodel existing stores, to purchase and install a new inventory system in the Louisville distribution center and to renovate and expand the Pennsylvania corporate headquarters. In fiscal 2002, we also made investments of $9.2 million to acquire various assets and businesses in several European countries including 32 retail stores, distribution centers, and mail order and Internet businesses.

        We have a $50 million asset based revolving credit facility with Fleet Capital Corp. The revolving credit facility has been renewed for a one-year term expiring on March 16, 2004. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or Fleet's base rate of interest, at our option. The revolving credit facility is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. As of February 1, 2003, we had no outstanding borrowings under the revolving credit facility.

        Letters of credit outstanding with various financial institutions were $1.8 million and $694,000 at February 2, 2002 and February 1, 2003, respectively.

        We believe that cash generated from our operating activities and available bank borrowings will be sufficient to fund our operations and store expansion programs for the next fiscal year.

Related Party Transactions

Transactions with Affiliates

        In fiscal 1996, The Electronics Boutique, Inc. entered into a services agreement with Game Group (formerly The Electronics Boutique Plc) to provide consulting, management, training, and advertising assistance, which expires in January 2006. The agreement was assigned to EB Services Company. The agreement prohibits us from competing in the United Kingdom during the term of the agreement, and for one year after its termination. Game Group is responsible for the payment of fees, payable, at our option, in cash or Game Group stock, equal to 1.0% of Game Group's adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. The management fee receivable at February 2, 2002 was $573,000 and at February 1, 2003 was $605,000; both were included in accounts receivable-trade and vendors. Management fees received from Game Group for fiscal 2001, fiscal 2002 and fiscal 2003 were $4.4 million, $6.0 million and $7.4 million, respectively. Additionally, the agreement provides that EB Services is to be reimbursed by Game Group for all reasonable travel and subsistence expenses incurred during performance of the agreement. At February 2, 2002 and February 1, 2003, there were no outstanding balances due from Game Group.

        On November 2, 2002, we sold our BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, our Chairman. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided by us to SCAC for a six-month period after the closing for an additional $300,000. As of February 1, 2003, $150,000 of the services agreement has been earned and recognized as income. The transaction was negotiated and approved by a committee of our Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business.

Recent Accounting Pronouncements

        In August 2001, the FASB issued Statement of Financial Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The statement is effective for our fiscal year ending January 31, 2004. We are finalizing our review of this statement and are not expecting a material impact on our consolidated results of operations or financial condition.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our Consolidated Financial Statements. The disclosure requirements of this interpretation were effective on December 31, 2002. The disclosure requirements have been adopted and are included in Note 1 to the consolidated financial statements, "Guarantees".

        In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation." This statement amends FASB Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. We adopted the disclosure requirement in this Form 10-K.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which addresses consolidation by businesses of variable interest entities. We do not anticipate any impact from this interpretation.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from those estimates. Our significant accounting policies can be found in Note 1 to the consolidated financial statements. We consider the following policies to be most critical to the portrayal of our financial condition and results of operations.

Inventory Valuation

        Merchandise inventories are valued at the lower of cost or market. The cost is determined principally by a weighted-average method. The weighted-average cost method attaches a cost to each SKU, and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that SKU.

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

        Reserves of $2.7 million and $2.9 million were recorded against inventory as of February 2, 2002 and February 1, 2003, respectively. Management believes its inventory valuation system results in carrying inventory at the lower of cost or market.

Revenue recognition and Related Policies

        We derive revenue primarily from two sources: (i) product revenue, which includes the retail sale of merchandise inventory, warranties, and shipping and handling fees and (ii) management services revenue. Sales are recorded net of estimated amounts for sales returns and other allowances.

        Retail sales are recognized as revenue at the point of sale. Mail order and Internet sales are recognized as revenue upon delivery to and acceptance by the customer. Revenues from shipping and handling are recorded in revenue and recognized upon shipment. Warranty revenue is amortized over the life of the warranty contract.

        We also engage in the sale and trading of pre-owned video game products. Effective in the second quarter of fiscal 2003, Electronics Boutique changed the income statement classification for pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $36.5 million for the fifty-three week period ended February 3, 2001 and $50.1 million for the fifty-two week period ended February 2, 2002. There was no impact on operating income or net income for any period as a result of this reclassification.

        Revenues for management services are recorded as earned. In fiscal 2003, all management fees earned were derived under service agreements with Game Group and SCAC.

Restructuring Costs

        In February 2002, we announced our plan to close all of our 29 EB Kids stores and sell our 22 store BC Sports Collectibles business. In fiscal 2002, we recorded a restructuring and asset impairment charge of $12.6 million. The charge represents a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination costs. In fiscal 2003, a $2.6 million net reversal of the restructuring and asset impairment charge resulted primarily from store lease related accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business.

        Effective as of the close of business on November 2, 2002, we closed on the sale transaction of the BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of the lease related liabilities for each of its 22 stores. The family of James Kim, who is Chairman of Electronics Boutique and a significant investor in our outstanding common stock, owns SCAC. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided to SCAC for a six-month period after the closing for an additional $300,000. Subsequent to year end, all of the store leases have been assigned to SCAC. We remain contingently liable for these leases and Mr. Kim has entered into an Indemnification Agreement with us for these leases. The purchase agreement provides SCAC the right, exercisable at any time after the second anniversary of the closing date, to assign back to us two of the store leases. We have retained an accrual of $204,000 for the estimated lease termination costs related to this option. These actual costs could be higher than this amount.

Income Taxes

        We are subject to income tax in many jurisdictions, including the United States, states and localities, and internationally. Income taxes are calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to our operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognition and inventory valuation methods. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish valuation allowances. We have valuation allowances of $534,000 and $546,000 as of February 2, 2002 and February 1, 2003, respectively, due to uncertainties related to our ability to utilize the net operating loss carry forwards of certain foreign subsidiaries. Future tax expense may be impacted by this judgment.

Valuation of Long-Lived and Intangible Assets and Goodwill

        We assess the impairment of identifiable intangibles and long-lived assets to determine if any part of the carrying value may not be recoverable. Factors we consider important when assessing impairment include:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in our stock price for a sustained period; and

  •
  our market capitalization relative to net book value.

        When we determine that the carrying value of an identifiable intangible or long-lived asset may not be recoverable based on one or more of the above indicators, we test for impairment to determine if an impairment charge is needed.

        Goodwill is tested annually for impairment. We use a two-step impairment assessment to determine if an impairment charge is needed. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any. Electronics Boutique has completed the annual goodwill impairment test for fiscal 2003 and no charges were required.

        Net intangible assets, long-lived assets and goodwill amounted to $122.0 million as of February 1, 2003. See Note 15 to the consolidated financials statements for more details.

Contractual Obligations

        We have certain commitments under our operating leases which are disclosed in Note 3 to the consolidated financial statements. Furthermore, for information with respect to our debt and lines of credit, see Note 5 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We invest cash balances in excess of operating requirements in short-term investment grade securities, generally with maturities of 90 days or less. In addition, our revolving credit facility provides for borrowings which bear interest at variable rates based on either the bank's base rate or LIBOR plus 250 basis points, at our option. We had no borrowings outstanding pursuant to the revolving credit facility as of February 1, 2003. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.

        We have retail operations in various foreign countries including Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea and Sweden. We are subject to currency exchange rate and currency devaluation risks due to these operations. Since approximately 81% of our net sales are domestic, we do not believe that currency exchange rate fluctuations will have a material adverse effect on our results of operations and financial condition. We routinely enter into forward and cross-currency swap exchange contracts in the regular course of business to manage exposure against foreign currency fluctuations on intercompany loans, investments in subsidiaries, and accounts payable. As of February 1, 2003, we have foreign currency forward contracts with a notional amount of $20.3 million and cross-currency swap contracts with a notional amount of $27.4 million. The total fair market value of all contracts is a deficit of approximately $4.9 million. Four contracts for $16.7 million expire during fiscal 2004 and the remaining contracts for $31.0 million expire in future years. We intend to monitor our exposure to these risks and re-evaluate our hedging strategies as appropriate.

        The table below provides information about our derivative financial instruments and other financial instruments by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements and cross currency swap agreements. For foreign currency forward exchange agreements and cross currency swap agreements, the table presents the notional amounts. These notional amounts are generally used to calculate the contractual payments to be exchanged under the contracts.

	Fiscal 2004 US$	Fiscal 2005 US$	Fiscal 2006 US$	Fiscal 2007 US$	Fiscal 2008 US$	Thereafter US$	Total US$	FMV 2003 FYE
	(Amounts in thousands)
Forward Exchange Contracts
Contract Amount	16,750	3,550	—	—	—	—	20,300	(961)
Cross Currency Swap Contracts
Contract Amount	—	3,000	1,311	22,679	443	—	27,432	(3,978)

Item 8. Consolidated Financial Statements and Financial Statement Schedule

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

The Board of Directors and Stockholders
Electronics Boutique Holdings Corp.:

        We have audited the accompanying consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended February 1, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronics Boutique Holdings Corp. and subsidiaries as of February 1, 2003 and February 2, 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in the year ended February 1, 2003. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for consideration received from a vendor in the year ended February 1, 2003.

/s/ KPMG LLP

Philadelphia, Pennsylvania
April 17, 2003

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	February 2, 2002	February 1, 2003
Assets
Current assets:
Cash and cash equivalents	$126,523	$121,873
Accounts receivable:
Trade and vendors	11,475	14,298
Other	260	263
Merchandise inventories	149,792	226,866
Deferred tax asset	10,971	9,870
Prepaid expenses	7,426	9,310

Total current assets	306,447	382,480

Property and equipment:
Building & leasehold improvements	85,029	97,107
Fixtures and equipment	76,247	93,399
Land	5,277	5,427
Construction in progress	1,176	1,968

	167,729	197,901
Less accumulated depreciation and amortization	72,789	87,975

Net property and equipment	94,940	109,926
Goodwill and other intangible assets, net of accumulated amortization of $1,500 and $1,055	8,742	12,041
Deferred tax asset	11,897	11,854
Other noncurrent assets	3,812	5,313

Total assets	$425,838	$521,614

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$325	$—
Accounts payable	136,375	176,146
Accrued expenses	34,326	43,242
Income taxes payable	13,975	18,595

Total current liabilities	185,001	237,983

Long-term liabilities:
Notes payable	143	—
Deferred rent and other long-term liabilities	3,534	9,131

Total long-term liabilities	3,677	9,131

Total liabilities	188,678	247,114

Stockholders' equity
Preferred stock—authorized 25,000 shares; $.01 par value; no shares issued and outstanding at February 2, 2002 and February 1, 2003	—	—
Common stock—authorized 100,000 shares; $.01 par value; 25,783 and 25,882 shares issued and outstanding at February 2, 2002 and February 1, 2003, respectively	258	259
Additional paid-in capital	166,312	169,527
Accumulated other comprehensive loss	(2,610)	(1,113)
Retained earnings	73,200	105,827

Total stockholders' equity	237,160	274,500

Total liabilities and stockholders' equity	$425,838	$521,614

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Net sales	$802,851	$1,059,338	$1,309,226
Management fees	4,425	5,889	7,553

Total revenues	807,276	1,065,227	1,316,779

Cost of goods sold	626,939	826,599	971,204

Gross profit	180,337	238,628	345,575
Costs and expenses:
Selling, general and administrative expense	144,466	179,464	267,566
Restructuring and asset impairment charge (reversal)	—	12,638	(2,611)
Depreciation and amortization	15,855	19,750	22,524

Operating income	20,016	26,776	58,096
Other income	1,550	—	—
Interest income, net	3,096	1,884	1,677

Income before income taxes and cumulative effect of change in accounting principle	24,662	28,660	59,773
Income tax expense	9,791	10,948	22,373

Income before cumulative effect of change in accounting principle	14,871	17,712	37,400

Cumulative effect of change in accounting principle, net of tax	—	—	(4,773)

Net income	$14,871	$17,712	$32,627

Income per share before cumulative effect of change in accounting principle:
Basic	$0.67	$0.74	$1.44

Diluted	$0.66	$0.73	$1.42

Per share cumulative effect of change in accounting principle:
Basic			$(0.18)

Diluted			$(0.18)

Net income per share:
Basic	$0.67	$0.74	$1.26

Diluted	$0.66	$0.73	$1.24

Weighted average shares outstanding:
Basic	22,254	23,868	25,833

Diluted	22,466	24,230	26,247

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Amounts in thousands)

	Preferred stock		Common stock			Accumulated other comprehensive income
					Additional paid-in capital		Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance Jan. 29, 2000	—	$—	22,221	$222	$75,888	$(241)	$40,617	$116,486
Comprehensive income:
Net income	—	—	—	—	—	—	14,871	14,871
Foreign currency translation	—	—	—	—	—	(1,311)	—	(1,311)

Total comprehensive income								13,560

Issuance of common stock	—	—	22	—	312	—	—	312
Exercise of stock options	—	—	62	1	861	—	—	862

Balance Feb. 3, 2001	—	—	22,305	223	77,061	(1,552)	55,488	131,220

Comprehensive income:
Net income	—	—	—	—	—	—	17,712	17,712
Foreign currency translations	—	—	—	—	—	(1,417)	—	(1,417)
Hedging activities	—	—	—	—	—	359	—	359

Total comprehensive income								16,654

Issuance of common stock	—	—	2,519	25	68,586	—	—	68,611
Exercise of stock options	—	—	959	10	13,926	—	—	13,936
Tax benefit from stock options exercised	—	—	—	—	6,739	—	—	6,739

Balance Feb. 2, 2002	—	—	25,783	258	166,312	(2,610)	73,200	237,160

Comprehensive income:
Net income	—	—	—	—	—	—	32,627	32,627
Foreign currency translations	—	—	—	—	—	6,574	—	6,574
Hedging activities	—	—	—	—	—	(5,077)	—	(5,077)

Total comprehensive income								34,124

Issuance of common stock	—	—	23	—	467	—	—	467
Exercise of stock options	—	—	76	1	1,190	—	—	1,191
Tax benefit from stock options exercised	—	—	—	—	1,558	—	—	1,558

Balance Feb. 1, 2003	—	$—	25,882	$259	$169,527	$(1,113)	$105,827	$274,500

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Cash flows from operating activities:
Net income	$14,871	$17,712	$32,627
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	15,491	19,493	22,209
Amortization of other assets	365	257	315
Loss on disposal of property and equipment	392	227	649
Deferred taxes	(994)	(9,800)	1,284
Foreign currency transaction gain	—	—	(537)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	3,579	(3,617)	(2,133)
Merchandise inventories	(10,780)	(47,009)	(74,831)
Prepaid expenses	(615)	(2,261)	(1,567)
Other long-term assets	240	(660)	(1,594)
(Decrease) increase in:
Accounts payable	(19,535)	32,785	36,335
Accrued expenses	734	9,844	8,164
Income taxes payable	(3,471)	14,095	6,087
Deferred rent and other long-term liabilities	516	357	90

Net cash provided by operating activities	793	31,423	27,098

Cash flows used in investing activities:
Purchases of property and equipment	(44,817)	(23,725)	(35,762)
Proceeds from disposition of assets	93	93	2,544
Net cash to acquire businesses	—	(9,223)	(1,552)

Net cash used in investing activities	(44,724)	(32,855)	(34,770)

Cash flows from financing activities:
Proceeds from exercise of stock options	861	13,935	1,191
Repayments of long-term debt	(8)	(24)	(506)
Proceeds from issuance of common stock	312	68,612	467

Net cash provided by financing activities	1,165	82,523	1,152

Effects of exchange rates on cash	(479)	321	1,870
Net increase (decrease) in cash and cash equivalents	(43,245)	81,412	(4,650)
Cash and cash equivalents, beginning of period	88,356	45,111	126,523

Cash and cash equivalents, end of period	$45,111	$126,523	121,873

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$16	$31
Income taxes	13,824	8,221	13,469

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Electronics Boutique Holdings Corp. (collectively with its subsidiaries, the "Company") is among the world's largest specialty retailers of video game hardware and software, PC entertainment software and related accessories and products. The Company operates in only one business segment, as substantially all of its revenues, net income and assets are derived from these primary products.

        The Company had 737, 937 and 1,145 operating retail stores throughout the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea, and Sweden at February 3, 2001, February 2, 2002 and February 1, 2003, respectively. Total revenues from the U.S. and foreign operations were 86% and 14%, respectively in fiscal 2001 and fiscal 2002, and 81% and 19%, respectively in fiscal 2003. Long-lived assets located in the United States and foreign countries were 79% and 21%, respectively in fiscal 2002, and 74% and 26%, respectively in fiscal 2003. The Company is subject to the risks inherent in conducting business across national boundaries. The Company also operates a mail order business and sells its products via the Internet. Approximately 32%, 38% and 39% of fiscal 2001, fiscal 2002 and fiscal 2003 sales, respectively, were generated from merchandise purchased from its three largest vendors. The Company is highly dependent on the introduction by its vendors of new and enhanced video game and PC hardware and software.

Fiscal Year-End

        The fiscal year ends on the Saturday nearest January 31. Accordingly, the financial statements for the years ended February 2, 2002 ("fiscal 2002") and February 1, 2003 ("fiscal 2003") each include 52 weeks of operations. Financial statements for the year ended February 3, 2001 ("fiscal 2001") include 53 weeks of operations.

Principles of Consolidation

        The consolidated financial statements include the financial position and results of operations of Electronics Boutique Holding Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

        Retail sales are recognized as revenue at the point of sale. Mail order and Internet sales are recognized as revenue upon delivery to and acceptance by the customer. Warranty revenue is amortized over the life of the warranty. Management fees are recognized in the period that related services are provided. Sales are recorded net of estimated amounts for sales returns and other allowances. Shipping and handling fee income from the mail order and Internet operations is recognized as net sales. The Company records shipping and handling costs in cost of goods sold. The Company engages in the sale and trading of pre-owned video game products. See Note 13 for additional information.

Cost of Goods Sold

        Cost of goods sold includes the following: cost of merchandise purchased from its vendors, freight cost, purchase discounts, vendor advertising allowances in excess of incremental related advertising expenses, volume purchase rebates, and inventory shrinkage expense. The Company's gross margins may not be comparable to those of other retailers or companies in general due to the items the Company includes in cost of goods sold.

Selling, General and Administrative Expenses

        Selling, general and administrative costs include the following: retail store operating costs, distribution center operating costs, marketing and promotional expenses net of vendor reimbursements for these expenses, and corporate operating expenses.

Vendor Programs

        The Company receives vendor allowances for certain events offered to its vendors. These events include items such as product catalog advertising, in-store display promotions, Internet advertising, co-op print advertising, product training and promotion at the Company's trade show and inclusion in its vendor-of-the-month program.

        Prior to fiscal 2003, all vendor advertising allowances were recognized as an offset to selling, general and administrative expenses. In fiscal 2003, the Company adopted the provision of Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective retroactively as of the beginning of fiscal 2003. In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events offered by the Company to its vendors are to be classified as a reduction in the purchase price of merchandise. See Note 2 for further discussion.

        The vendor allowances reflected in the financial statements were $45.8 million, $49.1 million and $54.1 million in fiscal 2001, fiscal 2002 and fiscal 2003, respectively. Advertising expenses, excluding the vendor allowances, were $10.1 million, $8.2 million and $11.3 million in fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

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

Property and Equipment

        Property and equipment is recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The estimated useful lives are as follows:

Leasehold improvements	Lesser of 10 years or the lease term
Furniture and Fixtures	5 years
Computer equipment	3 years
Buildings	30 years

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

Goodwill and Other Intangibles

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill and should be used for all business combinations initiated after June 30, 2001. Statement No. 142 states that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The adoption of Statement No. 141 by the Company in fiscal 2002 did not have a material impact on its financial statements. See Note 15, "Goodwill and Other Intangibles", for disclosures required by Statement No. 142.

Other Assets

        Other assets consist principally of life insurance programs for certain key executives and security deposits.

Guarantees

        As of January 1, 2003, the Company has adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation requires certain disclosures be made by a guarantor in its interim and annual financial statements and requires that liabilities for guarantees entered into on or after January 1, 2003, be recorded at fair value. The Company remains contingently liable for the 22 BC Sports Collectibles store leases assigned to Sports Collectibles Acquisition Corporation ("SCAC") which are discussed further in Note 6. Mr. Kim has entered into an indemnification agreement with the Company with respect to these leases. If SCAC were to default on these lease obligations, the Company would be liable to the landlords for up to $13 million in minimum rent and landlord charges. Due to Mr. Kim's agreement to indemnify the Company for any costs arising from the BC Sports Collectibles leases, no accrual was recorded for this potential liability. The purchase agreement provides SCAC the right, exercisable at any time after the second anniversary of the closing date, to assign back to the Company two of the store leases. The Company has an accrual of $204,000 for the estimated lease termination costs related to this option. See Note 6, "Related Party Transactions," for more details on the BC Sports Collectibles sale.

Leasing Expenses

        The Company recognizes lease expense on a straight-line basis over the term of the lease when lease agreements provide for increasing fixed rentals. The difference between lease expense recognized and actual payments made is included in deferred rent and prepaid expenses on the balance sheet.

Preopening Costs and Advertising Expense

        Preopening and start-up costs for new stores are charged to the store in the first month of operations. Costs of advertising and sales promotion programs are charged to operations, offset by direct vendor reimbursements, as incurred.

Foreign Currency

        The accounts of the foreign subsidiaries are translated in accordance with Statement No. 52, "Foreign Currency Translation", which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of the operations are translated using an average exchange rate for the year. The effects of the rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as accumulated other comprehensive income in the statements of stockholders' equity. Transaction gains and losses are included in net income.

        In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement 137 and Statement 138. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As required under Statement 137, the Company adopted Statement 133 as amended in fiscal year 2002. The cumulative effect of the adoption of this standard on February 4, 2001 did not materially impact the Company's results of operations, financial condition or long-term liquidity.

        Market risks relating to the Company's foreign operations result primarily from changes in foreign exchange rates. The Company routinely enters into forward and cross-currency swap exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on intercompany loans, investments in subsidiaries, and accounts payable. These contracts vary in length of duration. On February 1, 2003, the Company had a total of seven forward contracts and 27 cross-currency swap contracts. The forward contracts had a notional amount of $20.3 million and the cross-currency swap contracts had a notional amount of $27.4 million. The total fair market value of all contracts at February 1, 2003 was a deficit of approximately $4.9 million, which is recorded within other long-term liabilities on the consolidated balance sheet. On February 2, 2002, the Company had a total of seven forward contracts and seven cross-currency swap contracts. The forward contracts had a notional amount of $17.3 million and the cross-currency swap contracts had a notional amount of $10.8 million. The total fair market value of all contracts at February 2, 2002 was a gain of approximately $300,000. These contracts were purchased as fair value hedges of intercompany loans and investments in subsidiaries, and cash flow hedges of trade payables. The Company recorded an immaterial net loss related to hedge ineffectiveness in fiscal 2002 and fiscal 2003. Changes in the fair value of derivatives are recorded in the same income statement or balance sheet line as the change in value of the underlying hedged item. Four contracts for $16.8 million expire during fiscal year 2004 and the remaining contracts for $31.0 million expire in future years.

Income Taxes

        The Company is subject to federal and state income taxes as a C Corporation. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income Per Share

        Basic income per share is calculated by dividing net income by the weighted average number of shares of the Company's Common Stock outstanding during the period. Diluted income per share is calculated by adjusting the weighted average common shares outstanding for the dilutive effect of common stock equivalents related to stock options.

        The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding (amounts in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Weighted average shares outstanding—basic	22,254	23,868	25,833
Dilutive effect of stock options	212	362	414

Weighted average shares outstanding—diluted	22,466	24,230	26,247

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

Fair Value of Financial Instruments

        The Company's financial instruments are accounts receivable, accounts payable, life insurance policies, and foreign exchange contracts. The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The fair value of the foreign exchange contracts is included in the foreign currency note section above.

Stock-based Employee Compensation

        Effective February 1, 2003, the Company adopted Statement No. 148, "Accounting for Stock-based Compensation—Transition and Disclosures," which requires certain disclosures. The Company accounts for its employee stock options and the purchase plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation. See Note 9, "Equity Plans," for more details on the Company's stock option and purchase plans.

	Fiscal 2001	Fiscal 2002	Fiscal 2003(1)
	(Amounts in thousands, except per share amounts)
Net income, as reported	$14,871	$17,712	$32,627
Less: total stock based employee compensation	(2,771)	(3,368)	(4,796)

Pro forma net income	$12,100	$14,344	$27,831

Earnings per share:
Basic—as reported	$0.67	$0.74	$1.26

Diluted—as reported	$0.66	$0.73	$1.24

Basic—pro forma	$0.54	$0.60	$1.08

Diluted—pro forma	$0.54	$0.59	$1.06

(1)
Fiscal 2003 net income included the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, or $0.18 per share, related to vendor advertising allowance. See Note 2, "Change in Accounting Principle," for further disclosures of the change.

Other New Accounting Pronouncements Adopted

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides guidance for the impairment or disposal of long-lived assets. The Company adopted this statement effective for the fiscal year ended February 1, 2003.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, and amendment of FASB Statement No. 13." The Company adopted this statement effective for the fiscal year ended February 1, 2003.

        In July 2002, the FASB issued Statement No. 146, "Accounting for Restructuring Costs." This statement will impact the reporting of expense related to restructurings initiated after 2002. This statement is effective for activities initiated after December 31, 2002.

        The adoption of these pronouncements had no impact on the fiscal 2003 financial statements.

(2)  CHANGE IN ACCOUNTING PRINCIPLE

        In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. The Company elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of this Annual Report on Form 10-K. Accordingly, in fiscal 2003, the

Company recorded a cumulative effect of accounting change of $7.6 million, $4.8 million net of income tax, for the impact of this adoption on prior fiscal years. As of February 1, 2003, $10.0 million of the Company's vendor advertising allowances has been recorded as a reduction of inventory and will be recognized in cost of sales as inventory is sold. This adoption has also resulted in the reclassification of $45.3 million of vendor advertising reimbursements earned in fiscal 2003 from selling, general, and administrative expense. The fiscal 2003 impact on income before cumulative effect of change in accounting principle was a charge of $1.5 million, or $0.06 per diluted share.

        In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events the Company conducts for its vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, is recorded as a cumulative effect of accounting change in fiscal year 2003. As of February 1, 2003, the methodology resulted in $10.0 million recorded as a reduction of inventory.

        The following table reflects the vendor allowances received and how they were classified in the financial statements (actual and pro forma for the change in accounting) for fiscal 2001, fiscal 2002 and fiscal 2003:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
	(Amounts in thousands)
Actual
Total vendor allowances	$45,830	$49,102	$54,116
Gross profit	$180,337	$238,628	$345,575
Percent to total revenues	22.3%	22.4%	26.2%
Amount classified as a reduction in cost of goods sold	—	—	$42,925
Percent to total revenues	—	—	3.3%
Amount classified as a reduction in selling, general & administrative expense	$45,830	$49,102	$8,829
Percent to total revenues	5.7%	4.6%	0.7%
Amount classified as a reduction of merchandise inventory			$9,989
Pro forma
Gross profit	$218,544	$280,722
Percent to total revenues	27.1%	26.4%
Amount classified as a reduction in cost of goods sold	$38,207	$42,094
Percent to total revenues	4.7%	3.9%
Amount classified as a reduction in selling, general & administrative expense	$6,729	$6,192
Percent to total revenues	0.8%	0.6%
Amount classified as a reduction of merchandise inventory	$6,812	$7,628

        Prior to adoption of Issue 02-16, all vendor advertising allowances were recognized as an offset to selling, general and administrative expenses. These allowances exceeded the specific, incremental costs of the advertising and promotional events conducted by the Company. The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expenses. These other operating expenses, which were incurred to support advertising and promotional expenses, included such items as: marketing and merchandise department expenses to develop, promote and manage the events; direct store and store supervisory payroll expenses to implement, manage and monitor the events; distribution expenses associated with receiving and shipping of materials necessary for the events; and corporate expenses related to the design, production and maintenance of Internet advertising events.

        The following pro forma financial information for fiscal 2001 and fiscal 2002 reflects the impact of Issue 02-16 as if it had been adopted prior to fiscal 2001:

Consolidated Statements of Income
(Amounts in thousands, except per share amounts)

	As reported Fiscal 2001	Pro Forma Fiscal 2001	As reported Fiscal 2002	Pro Forma Fiscal 2002
Net sales	$802,851	$802,851	$1,059,338	$1,059,338
Management fees	4,425	4,425	5,889	5,889

Total revenues	807,276	807,276	1,065,227	1,065,227
Cost of goods sold	626,939	588,732	826,599	784,505

Gross profit	180,337	218,544	238,628	280,722
Costs and expenses:
Selling, general and administrative	144,466	183,567	179,464	222,374
Restructuring charge	—	—	12,638	12,638
Depreciation and amortization	15,855	15,855	19,750	19,750

Operating income	20,016	19,122	26,776	25,960
Other income	1,550	1,550	—	—
Interest income, net	3,096	3,096	1,884	1,884

Income before income taxes	24,662	23,768	28,660	27,844
Income tax expense	9,791	9,436	10,948	10,636

Net income	$14,871	$14,332	$17,712	$17,208

Earnings per share:
Basic	$0.67	$0.64	$0.74	$0.72

Diluted	$0.66	$0.64	$0.73	$0.71

Weighted average shares outstanding:
Basic	22,254	22,254	23,868	23,868

Diluted	22,466	22,466	24,230	24,230

Selected Balance Sheet information:
Merchandise inventories	100,185	93,373	149,792	142,164
Stockholders' equity	131,220	127,112	237,160	232,387

(3)  COMMITMENTS

Lease Commitments

        At February 1, 2003, the future annual minimum lease payments under operating leases for the following five fiscal years and thereafter were as follows (amounts in thousands):

	Retail Store Locations	Distribution Facilities	Total Lease Commitments
Fiscal 2004	$53,302	$1,552	$54,854
Fiscal 2005	52,024	1,279	53,303
Fiscal 2006	49,335	595	49,930
Fiscal 2007	46,385	181	46,566
Fiscal 2008	40,739	126	40,865
Thereafter	77,408	463	77,871

	$319,193	$4,196	$323,389

        The total future minimum lease payments include lease commitments for new retail locations not in operation at February 1, 2003, and exclude contingent rentals based upon sales volume and owner expense reimbursements. The terms of the operating leases for the retail locations provide that, in addition to the minimum lease payments, the Company is required to pay additional rent to the extent retail sales, as defined, exceed amounts set forth in the lease agreements and to reimburse the landlord for the Company's proportionate share of the landlord's costs and expenses incurred in the maintenance and operation of the shopping mall. Contingent rentals were approximately $10.0 million, $12.5 million and $12.2 million in fiscal 2001, fiscal 2002 and fiscal 2003, respectively. Rent expense, including contingent rental amounts, was approximately $58.5 million, $72.8 million and $85.1 million in fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

        Certain of the Company's lease agreements provide for varying lease payments over the life of the leases. For financial statement purposes, rental expense is recognized on a straight-line basis over the original term of the agreements. Actual lease payments are less than the rental expense reflected in the statements of operations by approximately $508,000, $462,000 and $592,000 for fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

(4)  ACCRUED EXPENSES

        Accrued expenses consist of the following (amounts on thousands):

	February 2, 2002	February 1, 2003
Employee compensation and related taxes	$9,947	$12,474
Gift certificates and customer deposits	6,011	11,282
Deferred revenue	6,145	6,961
Accrued rent	4,038	2,060
Other taxes	3,430	4,592
Other accrued liabilities	4,755	5,873

Total	$34,326	$43,242

(5)  DEBT

        The Company had available a revolving credit facility allowing for maximum borrowings of $50.0 million at February 2, 2002 and February 1, 2003. The facility is subject to an immaterial annual commitment fee. The revolving credit facility was renewed for a one-year term expiring on March 16, 2004. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 basis points or the bank's base rate of interest, at the Company's option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. If the Kim family does not own, indirectly through EB Nevada, at least 25% of the Company's outstanding capital stock, the Company may be declared in default under the credit facility. There was no outstanding balance at February 2, 2002 and February 1, 2003 on this facility.

        Letters of credit outstanding with various financial institutions were $1.8 million and $694,000 at February 2, 2002 and February 1, 2003, respectively.

        The Company had a line of credit and various bank notes with a total outstanding balance at February 2, 2002 of $468,000. These facilities were paid in full during fiscal 2003.

(6)  RELATED PARTY TRANSACTIONS

Transactions with Affiliates

        In fiscal 1996, EB, a predecessor to the Company, entered into a services agreement with Game Group to provide consulting, management, training, and advertising assistance which expires on January 31, 2006. The agreement was assigned to EB Services. The agreement prohibits the Company from competing in the United Kingdom during the term of the agreement, and for one year after its termination. The agreement provides for a fee to be paid to EB Services based on a formula of 1% of Game Group's adjusted sales and if budgeted profits are exceeded for the year, a bonus equal to 25% of such excess. The management fee receivable at February 2, 2002 was $573,000 and at February 1, 2003 was $605,000; both were included in accounts receivable—trade and vendors. Management fees received from Game Group for fiscal 2001, fiscal 2002 and fiscal 2003 was $4.4 million, $6.0 million and $7.4 million, respectively. Additionally, the agreement provides that EB Services is to be reimbursed by Game Group for all reasonable travel and subsistence expenses incurred during performance of the agreement. At February 2, 2002 and February 1, 2003, there were no outstanding balances due from Game Group.

        On November 2, 2002, the Company sold its BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, the Company's Chairman. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided by the Company to SCAC for a six-month period after the closing for an additional $300,000. As of February 1, 2003, $150,000 of the services agreement has been earned and recognized as income. Subsequent to year end, all of the 22 store leases have been assigned to SCAC. The transaction was negotiated and approved by a committee of the Company's Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business.

(7)  CAPITAL STOCK

        On August 14, 2001, the Company completed a public offering of 4,600,000 shares of common stock. Of the 4,600,000 shares sold, 2,500,000 shares were for the account of the company and 2,100,000 shares were for the account of EB Nevada Inc., the selling shareholder. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $68.2 million.

(8)  EMPLOYEES' RETIREMENT PLAN

        The Company provides employees with retirement benefits under a 401(k) salary reduction plan. Generally, employees are eligible to participate in the plan after attaining age 21 and completing one year of service. Eligible employees may contribute up to 60% of their compensation to the plan. Company contributions are at the Company's discretion. Company contributions to the plan are fully vested for eligible employees with five years or more of service. Contributions under this plan were approximately $456,000, $534,000 and $624,000 in fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

(9)  EQUITY PLANS

Equity Participation Plan

        The Company adopted equity participation plans (the "Equity Participation Plans"), pursuant to which 2,100,000 and 2,000,000 shares of common stock were reserved in 1998 and 2000, respectively, for issuance upon the exercise of stock options granted to employees, consultants and directors. The exercise price of options granted under the Equity Participation Plans may not be less than fair market value per share of common stock at the grant date; options become exercisable one to three years after the grant date and expire over a period of not more than ten years. Exercisability is accelerated on a change in control of the Company, as defined in the Equity Participation Plans.

Employee Stock Purchase Plan

        Under Electronics Boutique's Employee Stock Purchase Plan (the "Purchase Plan"), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible associates to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of February 1, 2003, approximately 958,000 shares remain available for issuance under the Purchase Plan. The weighted-average fair value, net of the 15% discount, of the shares purchased by employees in fiscal 2001, fiscal 2002 and fiscal 2003 was $15.28, $19.08 and $20.27, respectively.

        Pro forma information regarding net income and income per share is required by FASB Statement No.123, and has been determined as if the Company had accounted for its employee stock options and the purchase plan under the fair value method of Statement No. 123. The fair value was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Expected volatility	62.41%	61.51%	62.38%
Risk-free interest rate	4.86%	4.28%	2.98%
Expected life of options in years	3.0	4.15	4.76
Expected life of purchase rights in months	3.0	3.0	3.0
Dividend yield	—%	—%	—%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The weighted-average grant-date fair value of options granted during fiscal 2001, fiscal 2002 and fiscal 2003 was $6.94, $11.00 and $17.09 respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's information follows (amounts in thousands, except per share amounts):

	Fiscal 2001	Fiscal 2002	Fiscal 2003(1)
Net income, as reported	$14,871	$17,712	$32,627
Pro forma net income	$12,100	$14,344	$27,831
Pro forma earnings per share:
Basic	$0.54	$0.60	$1.08
Diluted	$0.54	$0.59	$1.06

(1)
The fiscal 2003 net income amount includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, related to cooperative advertising allowances. See Note 2, "Change in Accounting Principle," for further disclosures of the change.

        A summary of the Company's stock option activity, and related information for the fiscal year ended February 3, 2001, February 2, 2002 and February 1, 2003 follows (amounts in thousands, except per share amounts):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Outstanding at beginning of year	1,779	2,050	2,093
Granted	412	1,085	433
Exercised	(61)	(959)	(76)
Forfeited	(80)	(83)	(62)

Outstanding at end of year	2,050	2,093	2,388

Exercisable at end of year	989	697	1,215
Weighted average price per share:
Granted	$15.32	$21.37	$31.74
Exercised	14.02	14.50	16.72
Forfeited	15.33	17.70	22.59

        The weighted average exercise price for all options outstanding and exercisable as of February 2, 2002 and February 1, 2003 were $15.13 and $17.16, respectively. The weighted average exercise price for all options outstanding as of February 2, 2002 and February 1, 2003 were $18.34 and $20.71, respectively.

        The table below summarizes information about stock options outstanding as of February 1, 2003 (share amounts in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of February 1, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of February 1, 2003	Weighted average exercise price
$9.50 - $17.50	868	6.42	$14.62	707	$14.48
$17.51 - $29.06	860	7.80	$18.34	427	$18.79
$30.00 $41.65	660	8.69	$31.79	81	$31.88

	2,388			1,215

(10) INCOME TAXES

        Income before income tax expense and cumulative effect of change in accounting principle was as follows (amounts in thousands, except tax rates):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Domestic	$19,790	$25,801	$52,989
Foreign	4,872	2,859	6,784

Total	$24,662	$28,660	$59,773

        The provision for income taxes for fiscal 2001, fiscal 2002 and fiscal 2003 consists of the following:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	1.13	0.51	3.35
Foreign incremental taxes	1.59	0.59	(0.33)
Other	1.26	1.51	(0.63)
Change in valuation allowance	0.72	0.59	0.04

Income tax expense	39.70%	38.20%	37.43%

Current:
Domestic—Federal	$7,357	$16,684	$11,191
Domestic—State	1,031	1,825	2,091
Foreign	2,136	2,169	5,092
Deferred:
Domestic—Federal	(115)	(7,167)	5,932
Domestic—State	(603)	(1,599)	994
Foreign	(15)	(964)	(2,927)

Income tax expense	$9,791	$10,948	$22,373

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of February 2, 2002 and February 1, 2003 (amounts in thousands):

	February 2, 2002	February 1, 2003
Deferred tax assets:
Inventory	$1,838	$5,825
Accrued expenses	9,133	3,001
State net operating loss	576	1,044
Fixed assets	9,019	7,191
Deferred rent	1,423	1,646
Amortization of goodwill	234	143
Foreign net operating loss	1,179	3,420

Total gross deferred tax asset	23,402	22,270
Valuation allowance	(534)	(546)

Net deferred tax asset	$22,868	$21,724

        Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain net operating loss carryforwards for which the Company has provided a valuation allowance. The increase in the valuation allowance of $12,000 in fiscal 2003 results from net operating losses from certain foreign subsidiaries.

(11) RESTRUCTURING CHARGE

        On February 1, 2002, the Board of Directors of the Company adopted a plan related to the closing of the Company's 29 EB Kids stores and the sale of its 22 store BC Sports Collectibles business. A $14.9 million pre-tax charge ($9.2 million after-tax or $0.35 per diluted share) was recorded in fiscal 2002 related to this decision. The pre-tax charge was recorded as follows: $2.3 million related to a write-down of inventory within cost of goods sold and $12.6 million as a restructuring and asset impairment charge. The $12.6 million charge consisted of a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination costs.

        The following table summarizes activity in the restructuring accrual for February 2, 2002 and February 1, 2003 (amounts in thousands):

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
Year ended February 2, 2002	$—	$—	$12,638	$—	$(5,460)	$7,178
Year ended February 1, 2003	$7,178	$(2,989)	$148	$(4,193)	$96	$240

        In the fiscal year ended 2002, the $5.5 million in "Other" related to the write-down of $2.8 million of EB Kids fixed assets and the write-off of $2.7 million of BC Sports Collectibles fixed assets.

        In the fiscal year ended 2003, the Company made $3.0 million in cash payments consisting of: $2.2 million paid to landlords for EB Kids lease buy-outs; $177,000 in professional fees related to the EB Kids store closings; and $590,000 in professional fees related to the BC Sports Collectibles sale. The Company reversed $4.2 million of the restructuring accrual consisting of: $3.6 million related to lease termination costs that were not realized due to the sale of the BC Sports Collectibles business and $546,000 due to actual costs being lower than original estimates for the termination of the leases for the EB Kids stores.

        As of February 1, 2003, there is still $240,000 remaining of the restructuring accrual. This amount primarily represents a $204,000 accrual for the potential assigning back to the Company two of the BC Sports Collectibles store leases.

(12) LEGAL CONTINGENCIES

        The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. In the opinion of management, no pending proceedings could have a material adverse effect on the Company's results of operation or financial condition.

(13) RECLASSIFICATIONS

        Effective in the second quarter of fiscal 2003, Electronics Boutique changed the income statement classification for pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, the Company recorded a reduction to both revenue and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $36.5 million and $50.1 million in fiscal years 2001 and 2002, respectively. There was no impact on operating income or net income for any period as a result of this reclassification.

(14) COMPREHENSIVE INCOME

        Comprehensive income is computed as follows (amounts in thousands):

	Year ended
	February 2, 2002	February 1, 2003(1)
Net income	$17,712	$32,627
Foreign currency translations	(1,417)	6,574
Hedging activities	359	(5,077)

Comprehensive income	$16,654	$34,124

(1)
The year ended February 1, 2003 net income amount includes the cumulative effect of the change in accounting principle, net of income tax, related to cooperative advertising allowances. See Note 2, "Change in Accounting Principle," for further disclosures of the change.

        Gains and (losses) on foreign currency translations are a result of the Company's investment in its foreign subsidiaries in Australia, Canada, Denmark, Germany, Italy, Norway, South Korea and Sweden. Gains and (losses) on hedging activities are primarily the result of foreign exchange forward contracts and cross currency swap agreements the Company has entered into to protect its investments in its European subsidiaries from foreign currency fluctuations. The net gains and (losses) on these activities is primarily the result of the Company's investment in its Australia, Canada and South Korea subsidiaries that have not been hedged.

(15) GOODWILL AND OTHER INTANGIBLES

        In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 states that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. The following tables show the intangible assets and goodwill as of February 1, 2003 (amounts in thousands):

Amortizable Intangible Assets

	Gross Carrying Amount	Accumulated Amortization
Key Money(1)	$1,280	$237
Other	200	140

Total Intangible Assets	$1,480	$377

(1)
Key Money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

        Intangible assets are amortized over their estimated useful lives which range from three to five years. Amortization expense of amortizable intangible assets for the fiscal years 2001, 2002 and 2003 was $53,000, $44,000 and $315,000, respectively. Amortization expense for amortizable intangible assets for the next five years is: $291,000 in fiscal 2004, $240,000 in fiscal 2005, $239,000 in fiscal 2006, $229,000 in fiscal 2007 and $104,000 in fiscal 2008.

Goodwill

        The changes in carrying amount of goodwill for the year ended February 1, 2003 is as follows (amounts in thousands):

Balance as of February 2, 2002	$8,354
Purchase additional 30% of Italian subsidiary(1)	1,005
Reduction in purchase price of Swedish subsidiary(2)	(547)
Planet Games acquisition(3)	63
Buyout of German partner(4)	343
Foreign exchange fluctuations and other	1,720

Balance as of February 1, 2003	$10,938

(1)
During fiscal 2003, the Company purchased the remaining 30% of the Italian subsidiary from its minority owner. The Company now owns 100% of its Italian subsidiary.

(2)
During the second quarter of fiscal 2003, an adjustment was made to the purchase price for the Company's acquisition completed in Sweden in the fourth quarter of fiscal 2002.

(3)
During the third quarter of fiscal 2003, the Company acquired the assets of a five store retail chain in Minnesota.

(4)
In January 2003, the Company bought out one of its partners in the German subsidiary. This resulted in an increase of ownership of .3125%. The Company now owns 99.6875% of its German subsidiary.

Comparison to prior year "As Adjusted"

        The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with Statement No. 142.

	February 3, 2001	February 2, 2002	February 1, 2003(1)
	(Amounts in thousands, except per share amounts)
Net income, as reported	$14,871	$17,712	$32,627
Add: goodwill amortization, net of taxes	188	132	—

Adjusted net income	$15,059	$17,844	$32,627

Basic earnings per share:
Net Income	$0.67	$0.74	$1.26
Goodwill amortization, net of taxes	0.01	0.01	—

Adjusted net income	$0.68	$0.75	$1.26

Diluted earnings per share:
Net Income	$0.66	$0.73	$1.24
Goodwill amortization, net of taxes	0.01	0.01	—

Adjusted net income	$0.67	$0.74	$1.24

(1)
The year ended February 1, 2003 net income amount includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, related to cooperative advertising allowances. See Note 2, "Change in Accounting Principle," for further disclosures of the change.

(16) ACQUISITIONS

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

        On November 15, 2001, the Company acquired all the outstanding shares of Tradition Svenska AB, a privately-held video and hobby games retailer with 11 stores located in several cities in Sweden for approximately $4.7 million.

        These acquisitions were accounted for using the purchase method of accounting and resulted in goodwill of $7.4 million.

        For more details on acquisitions during fiscal 2003, please refer to Note 15, "Goodwill and Other Intangibles."

Schedule II—Valuation and Qualifying Accounts (amounts in thousands)

Period Ended	Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Deferred Tax Valuation Allowance
February 3, 2001	Deferred tax valuation allowance	$306	$114	$—	$420
February 2, 2002	Deferred tax valuation allowance	420	114	—	534
February 1, 2003	Deferred tax valuation allowance	534	12	—	546
Inventory Valuation Allowance
February 3, 2001	Inventory valuation allowance	$2,828	$2,782	$3,663	$1,947
February 2, 2002	Inventory valuation allowance	1,947	8,284	7,535	2,696
February 1, 2003	Inventory valuation allowance	2,696	6,794	6,605	2,885
Trade Receivables Bad Debt Allowance
February 3, 2001	Trade receivables bad debt allowances	$250	$—	$—	$250
February 2, 2002	Trade receivables bad debt allowances	250	—	—	250
February 1, 2003	Trade receivables bad debt allowances	250	—	—	250

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Part III

Items 10-13. Directors and Executive Officers of the Company

        The information required by Part III (Items 10-13) is set forth in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of February 1, 2003, and in Item 1A hereof. The information is incorporated herein by reference and made a part hereof.

Part IV

Item 14. Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report of Form 10-K, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the date of the evaluation. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are our internal controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed as Part of Report:

        Exhibits:

Exhibit No.	Identification of Exhibit
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
10.1	Form of Indemnification Agreement for Directors and Officers(1)
10.2	Form of 1998 Equity Participation Plan(1)
10.3	Form of 2000 Equity Participation Plan(2)
10.4	Form of Employee Stock Purchase Plan(2)
10.5	Services Agreement, dated October 13, 1995, by and between The Electronics Boutique, Inc. and Electronics Boutique plc (f/k/a Rhino Group plc)(1)
10.6	Loan and Security Agreement, dated March 16, 1998, by and between The Electronics Boutique, Inc. and Fleet Capital Corporation(1)
10.7	Joinder Agreement by and between Electronics Boutique of America Inc. and Fleet Capital Corporation(1)

10.8	Amendment No. 1 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(1)
10.9	Amendment No. 2 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(1)
10.10	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Joseph J. Firestone(1)
10.11	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and Jeffrey W. Griffiths *
10.12	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp and John R. Panichello*
10.13	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and Seth P. Levy*
10.14	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and James A. Smith*
10.15	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Steven R. Morgan(3)
10.16	Asset Purchase Agreement, dated as of October 10, 2002, between Electronics Boutique of America Inc. and Sports Collectibles Acquisition Corporation(4)
10.17	Form of Transition Agreement between Electronics Boutique of America Inc. and Sports Collectibles Acquisition Corporation(4)
10.18	Form of Indemnification Agreement between Electronics Boutique of America Inc. and Sports Collectibles Acquisition Corporation(4)
21.1	Subsidiaries of Electronics Boutique Holdings Corp.*
23.1	Consent of KPMG LLP*
99.1	Section 906 Certification of Jeffrey W. Griffiths*
99.2	Section 906 Certification of James A. Smith*

(1)
Incorporated by reference from the applicable exhibits of Electronics Boutique's Registration Statement on Form S-1 (Reg. No. 333-48523)

(2)
Incorporated by reference from Electronics Boutique's Proxy on Schedule 14A dated June 16, 2000

(3)
Incorporated by reference from the applicable exhibits to Electronics Boutique's Annual Report on Form 10-K for the period ended February 3, 2001

(4)
Incorporated by reference from the applicable exhibits to Electronics Boutique's Report on Form 8-K dated October 10, 2002

*
Filed herewith

(b)  Reports on Form 8-K

        None.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
By:	/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths President and Chief Executive Officer

Date: May 1, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 1, 2003.

Name	Title
/s/ JAMES J. KIM James J. Kim	Chairman of the Board
/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JAMES A. SMITH James A. Smith	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DEAN S. ADLER Dean S. Adler	Director
/s/ SUSAN Y. KIM Susan Y. Kim	Director
/s/ LOUIS J. SIANA Louis J. Siana	Director
/s/ STANLEY STEINBERG Stanley Steinberg	Director
/s/ ALFRED J. STEIN Alfred J. Stein	Director

CERTIFICATIONS

I, Jeffrey W. Griffiths, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Electronics Boutique Holdings Corp.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	By:	/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths President and Chief Executive Officer (Principal Executive Officer)

I, James A. Smith, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Electronics Boutique Holdings Corp.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	By:	/s/ JAMES A. SMITH James A. Smith Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.11	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and Jeffrey W. Griffiths
10.12	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and John R. Panichello
10.13	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and Seth P. Levy
10.14	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and James A. Smith
21.1	Subsidiaries of Electronics Boutique Holdings Corp.
23.1	Consent of KPMG LLP
99.1	Section 906 Certification of Jeffrey W. Griffiths
99.2	Section 906 Certificate of James A. Smith

QuickLinks

FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003 INDEX
PART I
  Item 1. Business
  Item 1A. Executive Officers of Electronics Boutique
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Financial Statement Schedule
Independent Auditors' Report
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except per share amounts)
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share amounts)
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Amounts in thousands)
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Items 10-13. Directors and Executive Officers of the Company
Part IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
CERTIFICATIONS
EXHIBIT INDEX