Form 10-Q
period 2003-05-03
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2003-06-16
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Registrant’s telephone number, including area code: 610/430-8100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES  ☒          NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒          NO  ☐

At June 11, 2003, there were 24,857,838 shares of common stock outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
AND SUBSIDIARIES

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	May 3, 2003	February 1, 2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$118,305	$121,873
Accounts receivable:
Trade and vendors	11,624	14,298
Other	349	263
Merchandise inventories	195,012	226,866
Deferred tax asset	9,454	9,870
Prepaid expenses	10,042	9,310
Total current assets	344,786	382,480

Property and equipment:
Building & leasehold improvements	99,934	97,107
Fixtures and equipment	98,427	93,399
Land	5,584	5,427
Construction in progress	2,731	1,968
	206,676	197,901
Less accumulated depreciation and amortization	94,528	87,975
Net property and equipment	112,148	109,926

Goodwill and other intangible assets, net of accumulated amortization of $463 and $377	12,600	12,041
Deferred tax asset	11,969	11,854
Other noncurrent assets	4,377	5,313
Total assets	$485,880	$521,614

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$146,178	$176,146
Accrued expenses	41,148	43,242
Income taxes payable	6,448	18,595
Total current liabilities	193,774	237,983

Long-term liabilities:
Deferred rent and other long-term liabilities	12,127	9,131
Total long-term liabilities	12,127	9,131

Total liabilities	205,901	247,114

Stockholders’ equity
Preferred stock – authorized 25,000 shares; $.01 par value; no shares issued and outstanding at May 3, 2003 and February 1, 2003	—	—
Common stock – authorized 100,000 shares; $.01 par value; 25,891 and 25,882 shares issued and outstanding at May 3, 2003 and February 1, 2003, respectively	259	259
Additional paid-in capital	169,664	169,527
Accumulated other comprehensive income (loss)	1,057	(1,113)
Retained earnings	108,999	105,827

Total stockholders’ equity	279,979	274,500

Total liabilities and stockholders’ equity	$485,880	$521,614

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except per share amounts)

	Thirteen weeks ended
	May 3, 2003	May 4, 2002

Net sales	$301,821	$236,272
Management fees	1,643	1,368
Total revenues	303,464	237,640

Cost of goods sold	223,269	174,596

Gross profit	80,195	63,044

Costs and expenses:
Selling, general and administrative expense	69,302	56,487
Restructuring and asset impairment reversal	—	(508)
Depreciation and amortization	6,287	5,147

Operating income	4,606	1,918
Interest income, net	463	461

Income before income taxes and cumulative effect of change in accounting principle	5,069	2,379
Income tax expense	1,897	908

Income before cumulative effect of change in accounting principle	3,172	1,471

Cumulative effect of change in accounting principle, net of income tax	—	(4,773)

Net income (loss)	$3,172	$(3,302)

Income per share before cumulative effect of change in accounting principle:
Basic	$0.12	$0.06
Diluted	$0.12	$0.06

Per share cumulative effect of change in accounting principle:
Basic		$(0.19)
Diluted		$(0.19)

Net income (loss) per share:
Basic	$0.12	$(0.13)
Diluted	$0.12	$(0.13)

Weighted average shares outstanding:
Basic	25,884	25,796
Diluted	25,937	26,364

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
Cash flows from operating activities:
Net income (loss)	$3,172	$(3,302)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of property and equipment	6,220	5,115
Amortization of other assets	67	32
Loss (gain) on disposal of property and equipment	24	(15)
Deferred taxes	464	(2,350)
Foreign currency transaction loss (gain)	140	(133)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	2,811	(918)
Merchandise inventories	34,585	2,892
Prepaid expenses	(594)	(1,736)
Other long-term assets	882	368
(Decrease) increase in:
Accounts payable	(32,167)	(24,152)
Accrued expenses	(2,500)	(7,353)
Income taxes payable	(12,464)	(10,902)
Deferred rent and other long-term liabilities	1,243	(155)
Net cash provided by (used in) operating activities	1,883	(42,609)
Cash flows used in investing activities:
Purchases of property and equipment	(6,644)	(5,611)
Proceeds from disposition of assets	81	—
Net cash used in investing activities	(6,563)	(5,611)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	348
Repayments of long-term debt	—	(1)
Proceeds from issuance of common stock	136	102
Net cash provided by financing activities	136	449

Effects of exchange rates on cash	976	(295)

Net decrease in cash and cash equivalents	(3,568)	(48,066)
Cash and cash equivalents, beginning of period	121,873	126,524
Cash and cash equivalents, end of period	$118,305	$78,458

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3	$12
Income taxes	14,156	11,439

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)         Basis of Presentation

The consolidated financial statements include the accounts of Electronics Boutique Holdings Corp. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2003 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen week period ended May 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

(2)         Change in Accounting Principle

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. The Company elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of its Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Accordingly, in the thirteen week period ended May 4, 2002, the Company recorded a cumulative effect of change in accounting principle of $7.6 million, $4.8 million net of income tax, for the impact of this adoption on prior fiscal years.

In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events the Company conducts for its vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, is recorded as a cumulative effect of accounting change in the thirteen week period ended May 4, 2002. For the thirteen weeks ended May 3, 2003 and May 4, 2002, $1.2 million and $1.4 million, respectively, of vendor allowances previously recorded as a reduction in inventory was credited to cost of goods sold primarily due to a decrease in the inventory balance during the quarter.

(3)         Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by adjusting the weighted average common shares outstanding during the period for the dilutive effect of common stock equivalents related to stock options.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding (amounts in thousands):

	Thirteen weeks ended
	May 3, 2003	May 4, 2002

Weighted average shares outstanding—basic	25,884	25,796
Dilutive effect of stock options	53	568

Weighted average shares outstanding—diluted	25,937	26,364

(4)         Income Taxes

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

(5)         Debt

The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of May 3, 2003, there were no outstanding borrowings on this facility.

(6)         Comprehensive Income (Loss)

Comprehensive income (loss) is computed as follows (amounts in thousands):

	Thirteen weeks ended
	May 3, 2003	May 4, 2002 (1)
Net income (loss)	$3,172	$(3,302)
Foreign currency translations	3,899	1,084
Hedging activities	(1,729)	(851)
Comprehensive income (loss)	$5,342	$(3,069)

(1)          For the thirteen weeks ended May 4, 2002, net loss includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, related to vendor advertising allowance. See Note 2, “Change in Accounting Principle,” for further disclosure regarding the change.

Gains on foreign currency translations are a result of the Company’s investment in its foreign subsidiaries in Australia, Canada, Denmark, Germany, Italy, Norway, South Korea and Sweden. Losses on hedging activities are primarily the result of foreign exchange forward contracts and cross currency swap agreements the Company has entered into to protect its investments in its European subsidiaries from foreign currency fluctuations. The net gains on these activities are primarily the result of the Company’s investment in its Australia, Canada and South Korea subsidiaries that have not been hedged.

(7)         Restructuring and Asset Impairment Charge

On February 1, 2002, the Board of Directors of the Company adopted a plan related to the closing of the Company’s 29 EB Kids stores and the sale of its 22 store BC Sports Collectibles business. The closing of the EB Kids stores was completed in May 2002. The sale of the BC Sports Collectibles business to Sports Collectibles Acquisition Corporation (“SCAC”) closed in November 2002. See Note 10 for more information on the BC Sports Collectibles sale.

As a result of these decisions, the Company recorded a $14.9 million pre-tax charge ($9.2 million after-tax or $0.35 per diluted share) in the fiscal fourth quarter and year ended February 2, 2002. The pre-tax charge was recorded as a $2.3 million write-down of inventory within cost of goods sold and a $12.6 million restructuring and asset impairment charge. The $12.6 million charge consisted of a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination costs.

The following table summarizes activity in the restructuring accrual for the quarters ended May 3, 2003 and May 4, 2002 (amounts in thousands):

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance

Quarter ended May 3, 2003	$240	$(27)	$—	$—	$—	$213

Quarter ended May 4, 2002	$7,178	$(1,325)	$—	$(508)	$—	$5,345

In the quarter ended May 3, 2003, the Company made $27,000 in cash payments related to the assignment of the BC Sports Collectibles leases to SCAC. The remaining accrual of $213,000 relates to SCAC’s right to assign back to the Company two of the BC Sports Collectibles store leases.

In the quarter ended May 4, 2002, there was $1.2 million in cash payments relating to the termination of certain EB Kids store leases and $89,000 in cash payments of professional services associated with the restructuring. In addition, the Company reversed $0.5 million of the restructuring accrual due to actual costs being lower than original estimates for the termination of leases of the EB Kids stores.

(8)         Goodwill and Other Intangibles

The following tables show the intangible assets and goodwill as of May 3, 2003 (amounts in thousands):

Amortizable Intangible Assets

	Gross Carrying Amount	Accumulated Amortization

Key money (1)	$1,474	$312
Other	205	151

Total intangible assets	$1,679	$463

(1)          Key money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

Aggregate Amortization Expense

Quarter ended May 3, 2003	$67

Quarter ended May 4, 2002	$32

Goodwill

The change in carrying amount of goodwill for the thirteen weeks ended May 3, 2003 is as follows (amounts in thousands):

Balance as of February 1, 2003	$10,938
Foreign exchange fluctuations	446

Balance as of May 3, 2003	$11,384

(9)         Reclassification

Effective in the second quarter of fiscal 2003, the Company changed the income statement classification for pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, the Company recorded a reduction to both revenue and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both net sales and cost of goods sold by $20.0 million for the thirteen week period ended May 4, 2002. There was no impact on operating income or net income as a result of this reclassification.

(10) Sale of BC Sports Collectibles Business

Effective as of the close of business on November 2, 2002, the Company sold its BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, the Company’s Chairman. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided to SCAC for a six-month period after the closing for an additional $300,000. As of May 3, 2003 all of the 22 store leases have been assigned to SCAC. As the Company remains contingently liable for these leases, Mr. Kim has agreed to indemnify the Company against any liabilities associated with these leases. The purchase agreement provides SCAC the right, exercisable at any time after the second anniversary of the closing date, to assign back to the Company two of the store leases. The Company has retained an accrual of $213,000 for the estimated lease termination costs related to this option.

(11) New Accounting Pronouncements

Effective February 2, 2003, the Company adopted Statement of Financial Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The adoption of this pronouncement had no effect on the Company’s consolidated results of operations and financial condition.

(12)  Stock-based Employee Compensation

The Company accounts for its employee stock options and the purchase plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	(Amounts in thousands, except per share amounts)
	Thirteen weeks ended
	May 3, 2003	May 4, 2002 (1)
Net income (loss), as reported	$3,172	$(3,302)
Less: total stock based employee compensation, net of income tax	1,073	1,103
Pro forma net income (loss)	$2,099	$(4,405)

Earnings (loss) per share:
Basic – as reported	$0.12	$(0.13)
Diluted – as reported	$0.12	$(0.13)

Basic – pro forma	$0.08	$(0.17)
Diluted – pro forma	$0.08	$(0.17)

(1)          For the quarter ended May 4, 2002 net loss includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, related to vendor advertising allowance. See Note 2, “Change in Accounting Principle,” for further disclosure regarding the change.

(13) Stock Buy-Back Program

On May 1, 2003, the Company announced that its Board of Directors approved a program to repurchase up to 1.5 million shares of its outstanding common stock. The stock repurchases may, at the discretion of management, be made from time to time on the open market or in privately negotiated transactions. The program does not require the Company to acquire any specific number of shares and the Company may terminate the program at any time. As of May 3, 2003, no shares had been repurchased.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We believe that we are among the world’s largest specialty retailers of video game hardware and software, PC entertainment software and related accessories and products. As of May 3, 2003, we operated a total of 1,217 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, Sweden and South Korea, primarily under the names Electronics Boutique and EB Games. We operate an e-commerce website under the URL address www.ebgames.com. We also provide management services for Game Group Plc. (formerly Electronics Boutique Plc.), which operates over 400 stores and department store-based concessions primarily in the United Kingdom, France, Ireland, Spain and Sweden. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

Results of operations

The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
Net sales	99.5%	99.4%
Management fees	0.5	0.6
Total revenues	100.0	100.0
Cost of goods sold	73.6	73.5
Gross profit	26.4	26.5
Selling, general and administrative expense	22.8	23.8
Restructuring and asset impairment reversal	—	(0.2)
Depreciation and amortization	2.1	2.1
Income from operations	1.5	0.8
Interest income, net	0.1	0.2
Income before income taxes and cumulative effect of change in accounting principle	1.6	1.0
Income tax expense	0.6	0.4
Income before cumulative effect of change in accounting principle	1.0	0.6
Cumulative effect of change in accounting principle, net of income tax	—	(2.0)
Net income (loss)	1.0%	(1.4)%

Thirteen weeks ended May 3, 2003 compared to thirteen weeks ended May 4, 2002

Net sales increased by 27.7% from $236.3 million in the thirteen weeks ended May 4, 2002 to $301.8 million in the thirteen weeks ended May 3, 2003. The increase in net sales was primarily attributable to a 10.1% increase in comparable store sales, or $23.2 million, and the additional sales volume resulting from 305 new stores, approximately $42.5 million, opened since May 4, 2002. The increase in comparable store sales was primarily due to a 34.9% increase in domestic software sales and continued strong hardware unit sales. Sales from the BC Sports Collectibles and EB Kids stores (see footnote 7) for the thirteen weeks ended May 4, 2002 was $6.1 million. In addition, effective in the second quarter of fiscal 2003, we changed the income statement classification for our pre-owned merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both net sales and cost of goods sold for the cost of the pre-owned merchandise accepted for trade. The reclassification of these transactions increased both net sales and costs of goods sold by $20.0 million for the thirteen week period ended May 4, 2002.

Management fees increased by 20.1% from $1.4 million in the thirteen weeks ended May 4, 2002 to $1.6 million in the thirteen weeks ended May 3, 2003. The increase was primarily attributable to $150,000 in fees earned from SCAC in connection with the sale of the BC Sports Collectibles business (see footnote 10).

Cost of goods sold increased by 27.9% from $174.6 million in the thirteen weeks ended May 4, 2002 to $223.3 million in the thirteen weeks ended May 3, 2003. As a percentage of net sales, cost of goods sold did not change significantly from 73.9% in the thirteen weeks ended May 4, 2002 to 74.0% in the thirteen weeks ended May 3, 2003. Cost of goods sold does not include purchasing and distribution center operating costs of approximately $3.9 million in the thirteen weeks ended May 3, 2003 and $3.6 million in the thirteen weeks ended May 4, 2002, which are included in our selling, general and administrative costs. Accordingly, our costs of goods sold may not be comparable to the cost of goods sold of other retailers. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended May 4, 2002 was $4.9 million.

Selling, general and administrative expense increased by 22.7% from $56.5 million in the thirteen weeks ended May 4, 2002 to $69.3 million in the thirteen weeks ended May 3, 2003. The $12.8 million increase reflects costs associated with a larger domestic and international store base and the associated increases in store expense of $10.3 million and headquarter expense of $2.1 million. As a percentage of total revenues, selling, general and administrative expense decreased from 23.8% in the thirteen weeks ended May 4, 2002 to 22.8% in the thirteen weeks ended May 3, 2003. This decrease was primarily attributable to the increase in comparable store sales. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended May 4, 2002 was $3.1 million.

Electronics Boutique had a net reversal of $0.5 million of the restructuring accrual in the thirteen weeks ended May 4, 2002. The reversal was primarily related to actual costs being lower than original estimates for the termination of EB Kids store leases (see footnote 7).

Depreciation and amortization expense increased by 22.1% from $5.1 million in the thirteen weeks ended May 4, 2002 to $6.3 million in the thirteen weeks ended May 3, 2003. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. Depreciation expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended May 4, 2002 was $73,000.

Operating income increased 140.1% from $1.9 million in the thirteen weeks ended May 4, 2002 to $4.6 million in the thirteen weeks ended May 3, 2003. Operating loss from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended May 4, 2002, including the restructuring charge reversal, was $1.5 million.

Income tax expense increased from $0.9 million in the thirteen weeks ended May 4, 2002 to $1.9 million in the thirteen weeks ended May 3, 2003. As a percentage of income before income taxes, income tax expense decreased from 38.2% in the thirteen weeks ended May 4, 2002 to 37.4% in the thirteen weeks ended May 3, 2003. Our effective tax rate has decreased from the prior year principally as a result of an increase in operations in foreign jurisdictions that have a lower tax rate than the United States.

In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. In response to Issue 02-16 we changed our accounting policy with respect to the recording of vendor advertising allowances effective as of the beginning of fiscal 2003 (see footnote 2). As a result, we recorded a non-cash charge of $4.8 million, net of income tax, in the thirteen weeks ended May 4, 2002 for the cumulative effect of the change on fiscal years prior to fiscal 2003.

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

Liquidity and capital resources

The $1.9 million of cash generated from operations in the thirteen weeks ended May 3, 2003 was primarily a result of $10.1 million of net income and non-cash charges to net income plus decreases in accounts receivable and merchandise inventories, partially offset by the payment of accounts payable, accrued expenses and income taxes that were outstanding at the end of the prior fiscal year. The decline in merchandise inventories of $34.6 million was due to a reduction in current quarter inventory purchases and the sell-through of excess inventory levels held at the end of the prior fiscal year. The decrease in accounts payable of $32.2 million, accrued expenses of $2.5 million and taxes payable of $12.5 million were due to payments of obligations arising from fourth quarter seasonal activity, which is the highest volume and most profitable period of our fiscal year. The $42.6 million of cash used in operations during the thirteen week period ended May 4, 2002 was primarily the result of the payments of accounts payable, accrued expenses and income taxes that were outstanding at the end of the prior fiscal year. The decrease in accounts payable of $24.2 million, accrued expenses of $7.4 million and taxes payable of $10.9 million were due to payments of obligations arising from fourth quarter seasonal activity.

We made capital expenditures of $6.6 million in the thirteen weeks ended May 3, 2003 and $5.6 million in the thirteen weeks ended May 4, 2002, primarily to open new stores and to remodel existing stores, our headquarters and distribution centers.

At May 3, 2003, we had no borrowings under our $50.0 million revolving credit facility.

On May 1, 2003, we announced that our Board of Directors approved a program to repurchase up to 1.5 million shares of our outstanding common stock. The stock repurchases may, at the discretion of management, be made from time to time on the open market or in privately negotiated transactions. The program does not require us to acquire any specific number of shares and we may terminate the program at any time. As of May 3, 2003, no shares had been repurchased.

We believe that cash generated from our operating activities and available bank borrowings will be sufficient to fund our operations and store expansion programs for the next 12 months.

Impact of inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

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

Disclosure controls and procedures are our internal controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Forward-Looking Statements

This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. When used in this report, the words “expect,” “estimate,” “anticipate,” “intend,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements within the meaning of and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and our business and growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results or outcomes may differ materially from those projected in the forward-looking statements as a result of various factors.

We urge you to carefully consider the following important factors that could cause actual results to differ materially from our expectations:

•                  the timing and continuation of the introduction of new products by manufacturers;

•                  the cyclical nature of our industry;

•                  our ability to obtain vendor marketing and merchandising support;

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

•                  our dependence on suppliers, including overseas sources;

•                  changes in state tax laws and the application thereof;

•                  our dependence on common carriers to ship product to our stores;

•                  our dependence on management information systems;

•                  the risks involved with our international operations; and

•                  our ability to recruit and retain skilled personnel.

For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading “Risk Factors” in Item 1 of our most recent Form 10-K. The forward-looking statements made in this report are made only as of the date of publication (June 2003) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

Item 6.           Exhibits and Reports on Form 8-K

a.                                       Exhibits:

99.1                           Section 906 Certification of Jeffrey W. Griffiths

99.2                           Section 906 Certification of James A. Smith

b.                                      Reports on Form 8-K:

On March 3, 2003, we filed a Current Report on Form 8-K reporting under Item 5 that two of our affiliates, The Electronics Boutique, Inc. and EB Services Company, LLP, prevailed in the appeal of a major civil lawsuit brought against those companies by Game Group Plc. Game Group filed the appeal in October 2002 after judgment was entered against it in the trial of the matter.

Game Group filed suit in March 2002 in the Chancery Division of the High Court of Justice in the United Kingdom. It sought a ruling that, because of an alleged change of control of EB Services Company, it was entitled to terminate the services agreement between itself and EB Services Company that had been in effect since 1995 and that does not expire by its terms until at least 2006. Pursuant to the services agreement, EB Services Company receives significant fees for services provided to Game Group. The fees were approximately $6.0 million for the fiscal year ended February 2002 and approximately $4.2 million for the first three quarters of the fiscal year ended February 2003. In October 2002, the Chancery Division ruled that Game Group was not entitled to terminate the services agreement.

On May 2, 2003, we filed a Current Report on Form 8-K reporting under Item 9 (and furnishing information pursuant to Item 12, Disclosure of Results of Operations and Financial Condition) announcing revised financial results for fiscal 2003 due to our election to early adopt a new method of accounting for vendor allowances retroactive to the first quarter of fiscal 2003 (the quarter ended May 4, 2002). In the current report, we also discussed that the Board of Directors had approved a program to repurchase up to 1.5 million shares of common stock.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electronics Boutique Holdings Corp.
(Registrant)

Date:	June 13, 2003	By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2003	By:	/s/ James A. Smith
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 13, 2003	By:	/s/ Jeffrey W. Griffiths
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 13, 2003	By:	/s/ James A. Smith
James A. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

99.1	Section 906 Certification of Jeffrey W. Griffiths

99.2	Section 906 Certification of James A. Smith