Form 10-Q
period 2003-08-02
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2003-09-11
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

or

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

At September 8, 2003, there were 24,721,566 shares of common stock outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.

AND SUBSIDIARIES

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	August 2, 2003	February 1, 2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$90,378	$121,873
Accounts receivable:
Trade and vendors	14,628	14,298
Other	240	263
Merchandise inventories	173,951	226,866
Deferred tax asset	9,189	9,870
Prepaid expenses	13,326	9,310
Total current assets	301,712	382,480

Property and equipment:
Building & leasehold improvements	102,560	97,107
Fixtures and equipment	103,401	93,399
Land	5,628	5,427
Construction in progress	2,680	1,968
	214,269	197,901
Less accumulated depreciation and amortization	98,998	87,975
Net property and equipment	115,271	109,926

Goodwill and other intangible assets, net of accumulated amortization of $547 and $377	12,870	12,041
Deferred tax asset	11,876	11,854
Other noncurrent assets	4,805	5,313

Total assets	$446,534	$521,614

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$139,219	$176,146
Accrued expenses	41,687	43,242
Income taxes payable	1,064	18,595
Total current liabilities	181,970	237,983

Long-term liabilities:
Deferred rent and other long-term liabilities	11,229	9,131
Total long-term liabilities	11,229	9,131

Total liabilities	193,199	247,114

Stockholders’ equity
Preferred stock – authorized 25,000 shares; $.01 par value; no shares issued and outstanding at August 2, 2003 and February 1, 2003	—	—
Common stock – authorized 100,000 shares; $.01 par value; 26,098 shares issued and 24,598 shares outstanding at August 2, 2003; 25,882 shares issued and outstanding at February 1, 2003	261	259
Treasury stock – 1,500 and 0 shares at August 2, 2003 and February 1, 2003, respectively, at cost	(31,770)	—
Additional paid-in capital	172,752	169,527
Accumulated other comprehensive income (loss)	1,423	(1,113)
Retained earnings	110,669	105,827

Total stockholders’ equity	253,335	274,500

Total liabilities and stockholders’ equity	$446,534	$521,614

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	$300,574	$261,061	$602,395	$497,333
Management fees	1,509	1,574	3,152	2,942
Total revenues	302,083	262,635	605,547	500,275

Cost of goods sold	219,613	196,461	442,882	371,056

Gross profit	82,470	66,174	162,665	129,219

Costs and expenses:
Selling, general and administrative expense	73,536	60,077	142,838	116,564
Restructuring and asset impairment charge (reversal)	—	134	—	(374)
Depreciation and amortization	6,639	5,414	12,927	10,561

Operating income	2,295	549	6,900	2,468
Interest income, net	376	412	839	872

Income before income tax expense and cumulative effect of change in accounting principle	2,671	961	7,739	3,340
Income tax expense	1,000	367	2,897	1,275

Income before cumulative effect of change in accounting principle	1,671	594	4,842	2,065

Cumulative effect of change in accounting principle, net of income tax	—	—	—	(4,773)

Net income (loss)	$1,671	$594	$4,842	$(2,708)

Income per share before cumulative effect of change in accounting principle:
Basic	$0.07	$0.02	$0.19	$0.08
Diluted	$0.07	$0.02	$0.19	$0.08

Per share cumulative effect of change in accounting principle:
Basic				$(0.18)
Diluted				$(0.18)

Net income (loss) per share:
Basic	$0.07	$0.02	$0.19	$(0.10)
Diluted	$0.07	$0.02	$0.19	$(0.10)

Weighted average shares outstanding:
Basic	24,982	25,820	25,433	25,808
Diluted	25,326	26,260	25,632	26,312

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Twenty-six weeks ended
	August 2, 2003	August 3, 2002
Cash flows from operating activities:
Net income (loss)	$4,842	$(2,708)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of property and equipment	12,774	10,518
Amortization of other assets	153	43
Loss on disposal of property and equipment	130	35
Deferred taxes	591	(2,433)
Foreign currency transaction gain	(798)	(295)
Changes in assets and liabilities:
Accounts receivable	(42)	246
Merchandise inventories	56,295	(599)
Prepaid expenses	(3,827)	(2,435)
Other long-term assets	255	(1,410)
Accounts payable	(39,684)	3,251
Accrued expenses	(2,104)	(5,237)
Income taxes payable	(17,882)	(11,579)
Deferred rent and other long-term liabilities	(82)	1,396
Net cash provided by (used in) operating activities	10,621	(11,207)
Cash flows from investing activities:
Purchases of property and equipment	(15,917)	(13,308)
Proceeds from disposition of assets	84	213
Businesses acquired, net of cash	(111)	(583)
Net cash used in investing activities	(15,944)	(13,678)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,957	596
Repurchase of company stock	(31,770)	—
Repayments of long-term debt	—	(506)
Proceeds from issuance of common stock	270	210
Net cash (used in) provided by financing activities	(28,543)	300

Effects of exchange rates on cash	2,371	173

Net decrease in cash and cash equivalents	(31,495)	(24,412)
Cash and cash equivalents, beginning of period	121,873	126,524
Cash and cash equivalents, end of period	$90,378	$102,112

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	$30
Income taxes	19,379	12,057

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2003 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six week periods ended August 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

(2)  Change in Accounting Principle

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. The Company elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of its Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Accordingly, in the twenty-six week period ended August 3, 2002, the Company recorded a cumulative effect of change in accounting principle of $7.6 million, $4.8 million net of income tax, for the impact of this adoption on prior fiscal years.

In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events the Company conducts for its vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, is recorded as a cumulative effect of accounting change in the twenty-six week period ended August 3, 2002. For the thirteen weeks ended August 2, 2003, $0.7 million of vendor allowances previously recorded as a reduction in inventory was credited to cost of goods sold primarily due to a decrease in the inventory balance during the quarter. For the thirteen weeks ended August 3, 2002, an additional $0.2 million of vendor allowances was recorded as a reduction to inventory primarily due to an increase in the inventory balance during the quarter. For the twenty-six weeks ended August 2, 2003 and August 3, 2002, $2.0 million and $1.2 million, respectively, of vendor allowances previously recorded as a reduction in inventory was credited to cost of goods sold primarily due to a decrease in the inventory balances during the twenty-six week periods.

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

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding (amounts in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Weighted average shares outstanding—basic	24,982	25,820	25,433	25,808
Dilutive effect of stock options	344	440	199	504

Weighted average shares outstanding—diluted	25,326	26,260	25,632	26,312

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

(5)  Debt

The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of August 2, 2003, there were no outstanding borrowings on this facility.

(6)  Comprehensive Income (Loss)

Comprehensive income (loss) is computed as follows (amounts in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002 (1)
Net income (loss)	$1,671	$594	$4,842	$(2,708)
Foreign currency translations	760	1,058	4,659	2,117
Hedging activities	(394)	(1,096)	(2,123)	(1,922)
Comprehensive income (loss)	$2,037	$556	$7,378	$(2,513)

(1)          For the twenty-six weeks ended August 3, 2002, net loss includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, related to vendor advertising allowance. See Note 2, “Change in Accounting Principle,” for further disclosure regarding the change.

Gains on foreign currency translations are a result of the Company’s investment in its foreign subsidiaries in Australia, Canada, Denmark, Germany, Italy, Norway, South Korea and Sweden. Losses on hedging activities are primarily the result of foreign exchange forward contracts and cross currency swap agreements the Company has entered into to protect its investments in its European subsidiaries from foreign currency fluctuations. The net gains (losses) on these activities are primarily the result of the Company’s investment in its Australia, Canada and South Korea subsidiaries that have not been hedged.

(7)  Restructuring and Asset Impairment Charge

On February 1, 2002, the Company’s Board of Directors adopted a plan related to the closing of the Company’s 29 EB Kids stores and the sale of its 22 store BC Sports Collectibles business. The closing of the EB Kids stores was completed in May 2002. The sale of the BC Sports Collectibles business to Sports Collectibles Acquisition Corporation (“SCAC”) was closed in November 2002. See Note 9 for more information on the BC Sports Collectibles sale.

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

The following table summarizes activity in the restructuring accrual as of August 2, 2003 and August 3, 2002 (amounts in thousands):

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance

Quarter ended May 3, 2003	$240	$(27)	$—	$—	$—	$213
Quarter ended August 2, 2003	$213	$(9)	$—	$—	$—	$204

Quarter ended May 4, 2002	$7,178	$(1,325)	$—	$(508)	$—	$5,345
Quarter ended August 3, 2002	$5,345	$(1,088)	$134	$—	$—	$4,391

The remaining accrual of $204,000, as of August 2, 2003, relates to SCAC’s right to assign back to the Company two of the BC Sports Collectibles store leases.

In the quarter ended May 4, 2002, the Company made $1.2 million in cash payments relating to the termination of certain EB Kids store leases and $89,000 in cash payments of professional services associated with the restructuring. In addition, the Company reversed $0.5 million of the restructuring accrual due to actual costs being lower than original estimates for the termination of leases of the EB Kids stores.

In the quarter ended August 3, 2002, the Company made $1.0 million in cash payments relating to the termination of certain EB Kids store leases and $102,000 in cash payments for professional services associated with the sale of the BC Sports Collectibles business.  The $134,000 in “Charges” represents actual costs for the discontinuation of the EB Kids stores and the sale of the BC Sports Collectibles business being higher than original estimates.

(8)  Goodwill and Other Intangibles

The following tables show the intangible assets and goodwill as of August 2, 2003 (amounts in thousands):

Amortizable Intangible Assets

	Gross Carrying Amount	Accumulated Amortization

Key money (1)	$1,717	$377
Other	205	170

Total intangible assets	$1,922	$547

(1)          Key money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

Aggregate Amortization Expense	August 2, 2003	August 3, 2002

Thirteen weeks ended	$86	$10

Twenty-six weeks ended	$153	$42

Goodwill

The change in carrying amount of goodwill for the twenty-six weeks ended August 2, 2003 is as follows (amounts in thousands):

Balance as of February 1, 2003	$10,938
Foreign exchange fluctuations	446

Balance as of May 3, 2003	11,384
Buyout of German interest (1)	112
Foreign exchange fluctuations	(1)

Balance as of August 2, 2003	$11,495

(1)          In June 2003, the Company bought out the remaining outstanding interest in its German subsidiary. The Company now owns 100% of its German subsidiary.

(9)  Sale of BC Sports Collectibles Business

Effective as of the close of business on November 2, 2002, the Company sold its BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, the Company’s Chairman. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided to SCAC for a six-month period after the closing for an additional $300,000. As of August 2, 2003 all of the 22 store leases have been assigned to SCAC. As the Company remains contingently liable for these leases, Mr. Kim has agreed to indemnify the Company against any liabilities associated with these leases. The purchase agreement provides SCAC the right, exercisable at any time after the second anniversary of the closing date, to assign back to the Company two of the store leases. The Company has retained an accrual of $204,000 for the estimated lease termination costs related to this option.

(10)  New Accounting Pronouncements

Effective February 2, 2003, the Company adopted Statement of Financial Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The adoption of this pronouncement had no effect on the Company’s consolidated results of operations and financial condition.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149,  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement had no effect on the Company’s consolidated results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify a financial instrument that is within the pronouncement’s scope as a liability because it embodies an obligation of the issuer.  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement had no effect on the Company’s consolidated results of operations and financial condition.

(11) Stock-based Employee Compensation

The Company accounts for its employee stock options and the purchase plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	(amounts in thousands, except per share amounts)
	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002 (1)
Net income (loss), as reported	$1,671	$594	$4,842	$(2,708)
Less: stock based employee compensation, net of income tax	1,074	1,279	2,145	2,382
Pro forma net income (loss)	$597	$(685)	$2,697	$(5,090)

Net income (loss) per share:
Basic – as reported	$0.07	$0.02	$0.19	$(0.10)
Diluted – as reported	$0.07	$0.02	$0.19	$(0.10)

Basic – pro forma	$0.02	$(0.03)	$0.11	$(0.20)
Diluted – pro forma	$0.02	$(0.03)	$0.11	$(0.19)

(1)          For the twenty-six weeks ended August 3, 2002, net loss includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, related to vendor advertising allowance. See Note 2, “Change in Accounting Principle,” for further disclosure regarding the change.

(12)  Stock Buy-Back Program

On May 1, 2003, the Company announced that its Board of Directors had approved a program to repurchase up to 1.5 million shares of its outstanding common stock. As of August 2, 2003, the Company has completed the program and repurchased 1.5 million shares of stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We believe that we are among the world’s largest specialty retailers of video game hardware and software, PC entertainment software and related accessories and products. As of August 2, 2003, we operated a total of 1,303 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, Sweden and South Korea, primarily under the names Electronics Boutique and EB Games. We operate an e-commerce website under the URL address www.ebgames.com. We also provide management services for Game Group Plc. (formerly Electronics Boutique Plc.), which operates over 400 stores and department store-based concessions primarily in the United Kingdom, France, Ireland, Spain and Sweden. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

Results of operations

The following table sets forth certain income statement items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	99.5%	99.4%	99.5%	99.4%
Management fees	0.5	0.6	0.5	0.6
Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold	72.7	74.8	73.1	74.2
Gross profit	27.3	25.2	26.9	25.8
Selling, general and administrative expense	24.3	22.9	23.6	23.3
Restructuring and asset impairment reversal	—	—	—	(0.1)
Depreciation and amortization	2.2	2.1	2.1	2.1
Income from operations	0.8	0.2	1.2	0.5
Interest income, net	0.1	0.1	0.1	0.2
Income before income tax expense and cumulative effect of change in accounting principle	0.9	0.3	1.3	0.7
Income tax expense	0.3	0.1	0.5	0.3
Income before cumulative effect of change in accounting principle	0.6	0.2	0.8	0.4
Cumulative effect of change in accounting principle, net of income tax	—	—	—	(0.9)
Net income (loss)	0.6%	0.2%	0.8%	(0.5)%

Thirteen weeks ended August 2, 2003 compared to thirteen weeks ended August 3, 2002

Net sales increased by 15.1% from $261.1 million in the thirteen weeks ended August 3, 2002 to $300.6 million in the thirteen weeks ended August 2, 2003. The increase in net sales was primarily attributable to the additional sales volume resulting from 342 new stores opened since August 3, 2002, approximately $46.2 million, offset by a 5.7% decrease in comparable store sales, or $14.6 million. The decrease in comparable store sales was primarily due to lower volume hardware unit sales compared to the thirteen weeks ended August 3, 2002, which benefited from significant hardware price reductions.  Net sales from the BC Sports Collectibles and EB Kids stores (see footnotes 7 and 9) for the thirteen weeks ended August 3, 2002 was $3.5 million.

Management fees decreased by 4.1% from $1.6 million in the thirteen weeks ended August 3, 2002 to $1.5 million in the thirteen weeks ended August 2, 2003.

Cost of goods sold increased by 11.8% from $196.5 million in the thirteen weeks ended August 3, 2002 to $219.6 million in the thirteen weeks ended August 2, 2003. As a percentage of net sales, cost of goods sold decreased from 75.3% in the thirteen weeks ended August 3, 2002 to 73.1% in the thirteen weeks ended August 2, 2003. The cost of goods sold decrease, as a percentage of net sales, was primarily due to a shift in business from lower margin hardware products to higher margin software products. This shift, coupled with increased preowned business, accounted for approximately 1.7% of the decrease. Additional cost of goods sold reductions, as a percentage of net sales, were achieved from decreased freight costs, accounting for a 0.2% decrease, and an increase in vendor allowances recognized in cost of goods sold, resulting in a 0.4% decrease. Cost of goods sold does not include purchasing and distribution center operating costs of approximately $3.8 million in the thirteen weeks ended August 2, 2003 and $3.4 million in the thirteen weeks ended August 3, 2002, which are included in our selling, general and administrative costs. Accordingly, our cost of goods sold may not be comparable to the costs of goods sold of other retailers. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended August 3, 2002 was $2.2 million.

Selling, general and administrative expense increased by 22.4% from $60.1 million in the thirteen weeks ended August 3, 2002 to $73.5 million in the thirteen weeks ended August 2, 2003. The increase is due primarily to costs associated with a larger domestic and international store base and the associated increase in store expense of $12.0 million. As a percentage of total revenues, selling, general and administrative expense increased from 22.9% in the thirteen weeks ended August 3, 2002 to 24.3% in the thirteen weeks ended August 2, 2003. This increase was primarily attributable to the decrease in comparable store sales. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended August 3, 2002 was $1.9 million.

Electronics Boutique recorded an additional $134,000 restructuring and asset impairment accrual in the thirteen weeks ended August 3, 2002. The charge was due to the actual costs for the discontinuation of the EB Kids stores and the sale of the BC Sports Collectibles business being higher than original estimates (see footnote 7).

Depreciation and amortization expense increased by 22.6% from $5.4 million in the thirteen weeks ended August 3, 2002 to $6.6 million in the thirteen weeks ended August 2, 2003. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. Depreciation expense from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended August 3, 2002 was $5,000.

Operating income increased 318.0% from $0.5 million in the thirteen weeks ended August 3, 2002 to $2.3 million in the thirteen weeks ended August 2, 2003. Operating loss from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended August 3, 2002 was $0.7 million.

Income tax expense increased from $0.4 million in the thirteen weeks ended August 3, 2002 to $1.0 million in the thirteen weeks ended August 2, 2003. As a percentage of income before income tax expense, income tax expense decreased from 38.2% in the thirteen weeks ended August 3, 2002 to 37.4% in the thirteen weeks ended August 2, 2003. Our effective tax rate decreased from the prior period as a result of an increase in operations in foreign jurisdictions that have a lower tax rate than the United States and an increase in tax-exempt interest income.

Twenty-six weeks ended August 2, 2003 compared to twenty-six weeks ended August 3, 2002

Net sales increased by 21.1% from $497.3 million in the twenty-six weeks ended August 3, 2002 to $602.4 million in the twenty-six weeks ended August 2, 2003. The increase in net sales was primarily attributable to the additional sales volume resulting from 342 new stores opened since August 3, 2002, approximately $79.5 million, and a 1.8% increase in comparable store sales, or $8.8 million. Net sales from the BC Sports Collectibles and EB Kids stores for the twenty-six weeks ending August 3, 2002 was $9.7 million.

Management fees increased by 7.1% from $2.9 million in the twenty-six weeks ended August 3, 2002 to $3.2 million in the twenty-six weeks ended August 2, 2003. The increase was primarily attributable to $150,000 in fees earned from SCAC in the first fiscal quarter of 2004 in connection with the sale of the BC Sports Collectibles business (see footnote 9).

Cost of goods sold increased by 19.4% from $371.1 million in the twenty-six weeks ended August 3, 2002 to $442.9 million in the twenty-six weeks ended August 2, 2003. As a percentage of net sales, cost of goods sold decreased from 74.6% in the twenty-six weeks ended August 3, 2002 to 73.5% in the twenty-six weeks ended August 2, 2003. This decrease, as a percentage of net sales, was primarily due to a shift in business from lower margin hardware products to higher margin software products. This shift, coupled with increased preowned business, accounted for approximately 0.8% of the decrease. Cost of goods sold does not include purchasing and distribution center operating costs of approximately $7.7 million in the twenty-six weeks ended August 2, 2003 and $7.0 million in the twenty-six weeks ended August 3, 2002, which are included in our selling, general and administrative costs. Accordingly, our cost of goods sold may not be comparable to the costs of goods sold of other retailers. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for the twenty-six weeks ended August 3, 2002 was $7.2 million.

Selling, general and administrative expense increased by 22.5% from $116.6 million in the twenty-six weeks ended August 3, 2002 to $142.8 million in the twenty-six weeks ended August 2, 2003. The $26.2 million increase reflects costs associated with a larger domestic and international store base and the associated increases in store expense of $22.4 million and headquarter expense of $2.8 million. As a percentage of total revenues, selling, general and administrative expense increased from 23.3% in the twenty-six weeks ended August 3, 2002 to 23.6% in the twenty-six weeks ended August 2, 2003. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for the twenty-six weeks ended August 3, 2002 was $5.0 million.

Electronics Boutique had a net reversal of $0.4 million of the restructuring accrual in the twenty-six weeks ended August 3, 2002. The reversal was primarily related to actual costs being lower than original estimates for the termination of EB Kids store leases (see footnote 7).

Depreciation and amortization expense increased by 22.4% from $10.6 million in the twenty-six weeks ended August 3, 2002 to $12.9 million in the twenty-six weeks ended August 2, 2003. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. Depreciation expense from the BC Sports Collectibles and EB Kids stores for the twenty-six weeks ended August 3, 2002 was $78,000.

Operating income increased 179.6% from $2.5 million in the twenty-six weeks ended August 3, 2002 to $6.9 million in the twenty-six weeks ended August 2, 2003. Operating loss from the BC Sports Collectibles and EB Kids stores for the twenty-six weeks ended August 3, 2002 was $2.2 million.

Income tax expense increased from $1.3 million in the twenty-six weeks ended August 3, 2002 to $2.9 million in the twenty-six weeks ended August 2, 2003. As a percentage of income before income tax expense, income tax expense decreased from 38.2% in the twenty-six weeks ended August 3, 2002 to 37.4% in the twenty-six weeks ended August 2, 2003. Our effective tax rate decreased from the prior period as a result of an increase in operations in foreign jurisdictions that have a lower tax rate than the United States and an increase in tax-exempt interest income.

In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. In response to Issue 02-16, we changed our accounting policy with respect to the recording of vendor advertising allowances effective as of the beginning of fiscal 2003 (see footnote 2). As a result, we recorded a non-cash charge of $4.8 million, net of income tax, in the twenty-six weeks ended August 3, 2002 for the cumulative effect of the change on fiscal years prior to fiscal 2003.

Seasonality and quarterly results

Our business, like that of most retailers, is highly seasonal. A significant portion of our net sales, management fees and profits are generated during our fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, vendor price changes, shifts in the timing of certain holidays or promotions and changes in our merchandise mix.

Liquidity and capital resources

The $10.6 million of cash generated from operations in the twenty-six weeks ended August 2, 2003 was primarily a result of $17.7 million of net income and non-cash charges to net income coupled with a decrease in merchandise inventories, partially offset by the payment of accounts payable and income taxes that were outstanding at the end of the prior fiscal year. The decline in merchandise inventories of $56.3 million was due to a reduction in current fiscal year inventory purchases and the sell-through of excess inventory levels held at the end of the prior fiscal year. The decrease in accounts payable of $39.7 million and taxes payable of $17.9 million were due to payments of obligations arising from fourth quarter seasonal activity, which has the highest volume and is the most profitable period of our fiscal year. The $11.2 million of cash used in operations during the twenty-six week period ended August 3, 2002 was primarily the result of the payments of income taxes and accrued expenses that were outstanding at the end of our prior fiscal year. The decrease in taxes payable of $11.6 million and accrued expenses of $5.2 million were due to payments of obligations arising from fourth quarter seasonal activity.

We made capital expenditures of $15.9 million in the twenty-six weeks ended August 2, 2003 and $13.3 million in the twenty-six weeks ended August 3, 2002, primarily to open new stores and to remodel existing stores, our headquarters and distribution centers.

At August 2, 2003, we had no borrowings under our $50.0 million revolving credit facility.

On May 1, 2003, the Company announced that its Board of Directors had approved a program to repurchase up to 1.5 million shares of its outstanding common stock. As of August 2, 2003, the Company has completed the program and repurchased 1.5 million shares of stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

We believe that cash generated from our operating activities and available bank borrowings will be sufficient to fund our operations and store expansion programs for the next 12 months.

Impact of inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2003 (the “Evaluation Date”), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, as amended are our internal controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

•                  the impact of vendor changes in pricing strategies;

•                  our ability to complete and integrate future acquisitions;

•                  the impact of our services agreement with Game Group Plc. on our ability to expand in Europe;

•                  our dependence on suppliers, including overseas sources;

•                  changes in tax laws and the application thereof;

•                  our dependence on common carriers to ship product to our stores;

•                  our dependence on management information systems;

•                  the risks involved with our international operations; and

•                  our ability to recruit and retain skilled personnel.

For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading “Risk Factors” in Item 1 of our most recent Annual Report on Form 10-K. The forward-looking statements made in this report are made only as of the date of publication (September 2003) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II.          Other Information

Item 1.           Legal Proceedings

We are involved from time to time in legal proceedings arising in the ordinary course of our business. In the opinion of management, no pending proceedings could have a material adverse effect on our results of operation or financial condition.

Item 4.           Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held on June 25, 2003. The shareholders approved the election of the following directors for a three-year term:

	Votes for	Votes withheld	Total votes

Dean S. Adler	22,010,397	2,412,847	24,423,244

Louis J. Siana	24,296,650	126,594	24,423,244

The shareholders also ratified the appointment of the independent auditors KPMG LLP with 24,050,934 affirmative votes, 368,190 negative votes and 4,120 abstentions.

Item 6.           Exhibits and Reports on Form 8-K

a.                                       Exhibits:

31.1

Certification dated September 11, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated September 11, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1

Certification dated September 11, 2003 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.

b.                                      Reports on Form 8-K:

On May 23, 2003, we filed a Current Report on Form 8-K, reporting under Item 9 (and furnishing information pursuant to Item 12, Disclosure of Results of Operations and Financial Condition) announcing our financial results for the first quarter of fiscal 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electronics Boutique Holdings Corp.
(Registrant)

Date: September 11, 2003	By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths President and Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2003	By:	/s/ James A. Smith
James A. Smith Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1

Certification dated September 11, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated September 11, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1

Certification dated September 11, 2003 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.