Form 10-Q
period 2003-11-01
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2003-12-09
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark  One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

or

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

At December 4, 2003, there were 24,831,384 shares of common stock outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
AND SUBSIDIARIES

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	November 1, 2003	February 1, 2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$72,924	$121,873
Accounts receivable:
Trade and vendors	23,920	14,298
Other	271	263
Merchandise inventories	258,607	226,866
Deferred tax asset	11,163	9,870
Prepaid expenses and other current assets	15,719	9,310
Total current assets	382,604	382,480

Property and equipment:
Building & leasehold improvements	107,786	97,107
Fixtures and equipment	112,440	93,399
Land	5,788	5,427
Construction in progress	3,595	1,968
	229,609	197,901
Less accumulated depreciation and amortization	105,975	87,975
Net property and equipment	123,634	109,926

Goodwill and other intangible assets, net of accumulated amortization of $626 and $377	13,183	12,041
Deferred tax asset	11,988	11,854
Other noncurrent assets	4,841	5,313

Total assets	$536,250	$521,614

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$206,967	$176,146
Accrued expenses	52,073	43,242
Income taxes payable	1,748	18,595
Total current liabilities	260,788	237,983

Long-term liabilities:
Deferred rent and other long-term liabilities	13,097	9,131
Total long-term liabilities	13,097	9,131

Total liabilities	273,885	247,114

Stockholders’ equity:
Preferred stock – authorized 25,000 shares; $.01 par value; no shares issued and outstanding at November 1, 2003 and February 1, 2003	—	—
Common stock – authorized 100,000 shares; $.01 par value; 26,403 shares issued and 24,903 shares outstanding at November 1, 2003; 25,882 shares issued and outstanding at February 1, 2003	264	259
Treasury stock – 1,500 and 0 shares at November 1, 2003 and February 1, 2003, respectively, at cost	(31,770)	—
Additional paid-in capital	177,880	169,527
Accumulated other comprehensive income (loss)	3,840	(1,113)
Retained earnings	112,151	105,827

Total stockholders’ equity	262,365	274,500

Total liabilities and stockholders’ equity	$536,250	$521,614

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net sales	$323,146	$281,704	$925,541	$779,037
Management fees	1,570	1,256	4,722	4,198
Total revenues	324,716	282,960	930,263	783,235

Cost of goods sold	235,538	207,831	678,420	578,888

Gross profit	89,178	75,129	251,843	204,347

Costs and expenses:
Selling, general and administrative expense	80,046	65,945	222,884	182,509
Restructuring and asset impairment reversal	—	(2,237)	—	(2,611)
Depreciation and amortization	7,040	5,739	19,967	16,300

Operating income	2,092	5,682	8,992	8,149
Interest income, net	276	375	1,115	1,248

Income before income tax expense and cumulative effect of change in accounting principle	2,368	6,057	10,107	9,397
Income tax expense	886	2,315	3,783	3,590

Income before cumulative effect of change in accounting principle	1,482	3,742	6,324	5,807

Cumulative effect of change in accounting principle, net of income tax	—	—	—	(4,773)

Net income	$1,482	$3,742	$6,324	$1,034

Income per share before cumulative effect of change in accounting principle:
Basic	$0.06	$0.14	$0.25	$0.22
Diluted	$0.06	$0.14	$0.25	$0.22

Per share cumulative effect of change in accounting principle:
Basic				$(0.18)
Diluted				$(0.18)

Net income per share:
Basic	$0.06	$0.14	$0.25	$0.04
Diluted	$0.06	$0.14	$0.25	$0.04

Weighted average shares outstanding:
Basic	24,742	25,844	25,203	25,820
Diluted	25,243	26,234	25,502	26,286

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Thirty-nine weeks ended
	November 1, 2003	November 2, 2002
Cash flows from operating activities:
Net income	$6,324	$1,034
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation of property and equipment	19,749	16,184
Amortization of other assets	218	116
Loss on disposal of property and equipment	173	393
Deferred taxes	(1,343)	(4,540)
Foreign currency transaction gain	(362)	(379)
Changes in assets and liabilities:
Accounts receivable	(9,128)	(4,602)
Merchandise inventories	(25,086)	(121,104)
Prepaid expenses	(6,036)	(2,510)
Other long-term assets	214	(2,908)
Accounts payable	25,316	87,342
Accrued expenses	7,693	(3,657)
Income taxes payable	(17,104)	(7,480)
Deferred rent and other long-term liabilities	1,050	4,202
Net cash provided by (used in) operating activities	1,678	(37,909)
Cash flows from investing activities:
Purchases of property and equipment	(29,436)	(24,894)
Proceeds from disposition of assets	108	2,529
Businesses acquired, net of cash	(111)	(583)
Net cash used in investing activities	(29,439)	(22,948)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,957	909
Repurchase of company stock	(31,770)	—
Repayments of long-term debt	—	(506)
Proceeds from issuance of common stock	400	334
Net cash (used in) provided by financing activities	(23,413)	737

Effects of exchange rates on cash	2,225	1,036

Net decrease in cash and cash equivalents	(48,949)	(59,084)
Cash and cash equivalents, beginning of period	121,873	126,524
Cash and cash equivalents, end of period	$72,924	$67,440

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$35
Income taxes	21,545	12,562

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2003 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and thirty-nine week periods ended November 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

(2)  Change in Accounting Principle

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. The Company elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of its Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Accordingly, in the thirty-nine week period ended November 2, 2002, the Company recorded a cumulative effect of change in accounting principle of $7.6 million, $4.8 million net of income tax, for the impact of this adoption on prior fiscal years.

In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events the Company conducts for its vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, is recorded as a cumulative effect of accounting change in the thirty-nine week period ended November 2, 2002. For the thirteen weeks ended November 1, 2003, an additional $5.2 million of vendor allowances was recorded as a reduction to inventory primarily due to an increase in the inventory balance during the quarter. For the thirteen weeks ended November 2, 2002, an additional $5.5 million of vendor allowances was recorded as a reduction to inventory primarily due to an increase in the inventory balance during the quarter. For the thirty-nine weeks ended November 1, 2003 and November 2, 2002, an additional $3.2 million and $4.3 million, respectively, of vendor allowances was recorded as a reduction to inventory primarily due to an increase in the inventory balances during the thirty-nine week periods.

(3)  Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average common shares outstanding during the period for the dilutive effect of common stock equivalents related to stock options.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding (amounts in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Weighted average shares outstanding—basic	24,742	25,844	25,203	25,820
Dilutive effect of stock options	501	390	299	466

Weighted average shares outstanding—diluted	25,243	26,234	25,502	26,286

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

(5)  Debt

The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of November 1, 2003, there were no outstanding borrowings on this facility.

(6)  Comprehensive Income

Comprehensive income is computed as follows (amounts in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002 (1)
Net income	$1,482	$3,742	$6,324	$1,034
Foreign currency translations	3,366	1,422	8,024	3,539
Hedging activities	(949)	(367)	(3,071)	(2,289)
Comprehensive income	$3,899	$4,797	$11,277	$2,284

(1)          For the thirty-nine weeks ended November 2, 2002, net income includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, related to vendor advertising allowance. See Note 2, “Change in Accounting Principle,” for further disclosure regarding the change.

Gains on foreign currency translations are a result of the Company’s investment in its foreign subsidiaries in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea and Sweden. Losses on hedging activities are primarily the result of foreign exchange forward contracts and cross currency swap agreements the Company has entered into to protect its investments in its European subsidiaries from foreign currency fluctuations. The net gains on these activities are primarily the result of the Company’s investment in its Australia, Canada and South Korea subsidiaries that have not been hedged.

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

As a result of these decisions, the Company recorded a $14.9 million pre-tax charge ($9.2 million after-tax or $0.35 per diluted share) in the fiscal fourth quarter and year ended February 2, 2002. The pre-tax charge was recorded as a $2.3 million write-down of inventory within cost of goods sold and a $12.6 million restructuring and asset impairment charge. The $12.6 million charge consisted of a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination expenses.

The following table summarizes activity in the restructuring accrual as of November 1, 2003 and November 2, 2002 (amounts in thousands):

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance

Quarter ended May 3, 2003	$240	$(27)	$—	$—	$—	$213
Quarter ended August 2, 2003	$213	$(9)	$—	$—	$—	$204
Quarter ended November 1, 2003	$204	$—	$—	$—	$—	$204

Quarter ended May 4, 2002	$7,178	$(1,325)	$—	$(508)	$—	$5,345
Quarter ended August 3, 2002	$5,345	$(1,088)	$134	$—	$—	$4,391
Quarter ended November 2, 2002	$4,391	$(229)	$97	$(3,628)	$—	$631

The remaining accrual of $204,000, as of November 1, 2003, relates to SCAC’s right to assign back to the Company two of the BC Sports Collectibles store leases.

In the quarter ended May 4, 2002, the Company made $1.2 million in cash payments relating to the termination of certain EB Kids store leases and $89,000 in cash payments of professional services associated with the restructuring. In addition, the Company reversed $0.5 million of the restructuring accrual due to actual expenses being lower than original estimates for the termination of leases of the EB Kids stores.

In the quarter ended August 3, 2002, the Company made $1.0 million in cash payments relating to the termination of certain EB Kids store leases and $102,000 in cash payments for professional services associated with the sale of the BC Sports Collectibles business.  The $134,000 in “Charges” represents actual expenses for the discontinuation of the EB Kids stores and the sale of the BC Sports Collectibles business being higher than original estimates.

In the quarter ended November 2, 2002, the Company made $229,000 in cash payments for professional services associated with the restructuring. The $97,000 in “Charges” represents actual expenses for the discontinuation of the EB Kids stores and the sale of the BC Sports Collectibles business being higher than original estimates.  In addition, the Company reversed $3.6 million of the restructuring accrual for lease termination expenses that were not realized due to the sale of the BC Sports Collectibles business.

(8)  Goodwill and Other Intangibles

The following tables show the intangible assets and goodwill as of November 1, 2003 (amounts in thousands):

Amortizable Intangible Assets

	Gross Carrying Amount	Accumulated Amortization

Key money (1)	$1,822	$439
Other	209	187

Total intangible assets	$2,031	$626

(1)          Key money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

Aggregate Amortization Expense

	November 1, 2003	November 2, 2002

Thirteen weeks ended	$65	$73

Thirty-nine weeks ended	$218	$116

Goodwill

The change in carrying amount of goodwill for the thirty-nine weeks ended November 1, 2003 is as follows (amounts in thousands):

Balance as of February 1, 2003	$10,938
Foreign exchange fluctuations	446

Balance as of May 3, 2003	11,384
Buyout of German interest (1)	112
Foreign exchange fluctuations	(1)

Balance as of August 2, 2003	11,495
Foreign exchange fluctuations	283

Balance as of November 1, 2003	$11,778

(1)          In June 2003, the Company bought out the remaining outstanding interest in its German subsidiary. The Company now owns 100% of its German subsidiary.

(9)  Sale of BC Sports Collectibles Business

Effective as of the close of business on November 2, 2002, the Company sold its BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, the Company’s Chairman. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided to SCAC for a six-month period after the closing for an additional $300,000. As of November 1, 2003, all of the 22 store leases have been assigned to SCAC. As the Company remains contingently liable for these leases, Mr. Kim has agreed to indemnify the Company against any liabilities associated with these leases. The purchase agreement provides SCAC the right, exercisable at any time after the second anniversary of the closing date, to assign back to the Company two of the store leases. The Company has retained an accrual of $204,000 for the estimated lease termination expenses related to this option.

(10)  New Accounting Pronouncements

Effective February 2, 2003, the Company adopted Statement of Financial Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The adoption of this pronouncement had no effect on the Company’s consolidated results of operations and financial condition.

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

	(amounts in thousands, except per share amounts)
	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002 (1)
Net income, as reported	$1,482	$3,742	$6,324	$1,034
Less: stock based employee compensation, net of income tax	1,104	1,291	3,249	3,673
Pro forma net income (loss)	$378	$2,451	$3,075	$(2,639)

Net income (loss) per share:
Basic – as reported	$0.06	$0.14	$0.25	$0.04
Diluted – as reported	$0.06	$0.14	$0.25	$0.04

Basic – pro forma	$0.02	$0.09	$0.12	$(0.10)
Diluted – pro forma	$0.01	$0.09	$0.12	$(0.10)

(1)          For the thirty-nine weeks ended November 2, 2002, net income includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, related to vendor advertising allowance. See Note 2, “Change in Accounting Principle,” for further disclosure regarding the change.

(12)  Stock Buy-Back Program

On May 1, 2003, the Company announced that its Board of Directors had approved a program to repurchase up to 1.5 million shares of its outstanding common stock. As of November 1, 2003, the Company has completed the program and repurchased 1.5 million shares of common stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

(13)  Subsequent Event

On November 17, 2003, the Company announced that its Board of Directors had approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock.  Under the buy-back program, the Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and subject to market conditions.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company believes that it is among the world’s largest specialty retailers of video game hardware and software, PC entertainment software and related accessories and products. As of November 1, 2003, the Company operated a total of 1,436 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, Sweden and South Korea, primarily under the names EB Games and Electronics Boutique. The Company operates an e-commerce website under the URL address www.ebgames.com. The Company also provides management services for Game Group Plc. (formerly Electronics Boutique Plc.), which operates over 500 stores and department store-based concessions primarily in the United Kingdom, France, Ireland, Spain and Sweden. The Company is a holding company and does not have any significant assets or liabilities, other than all of the outstanding capital stock of its subsidiaries.

Results of operations

The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	99.5%	99.6%	99.5%	99.5%
Management fees	0.5	0.4	0.5	0.5
Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold	72.5	73.4	72.9	73.9
Gross profit	27.5	26.6	27.1	26.1
Selling, general and administrative expense	24.7	23.4	24.0	23.3
Restructuring and asset impairment reversal	—	(0.8)	—	(0.3)
Depreciation and amortization	2.2	2.0	2.1	2.1
Operating income	0.6	2.0	1.0	1.0
Interest income, net	0.1	0.1	0.1	0.2
Income before income tax expense and cumulative effect of change in accounting principle	0.7	2.1	1.1	1.2
Income tax expense	0.2	0.8	0.4	0.5
Income before cumulative effect of change in accounting principle	0.5	1.3	0.7	0.7
Cumulative effect of change in accounting principle, net of income tax	—	—	—	(0.6)
Net income	0.5%	1.3%	0.7%	0.1%

Thirteen weeks ended November 1, 2003 compared to thirteen weeks ended November 2, 2002

Net sales increased by 14.7% from $281.7 million in the thirteen weeks ended November 2, 2002 to $323.1 million in the thirteen weeks ended November 1, 2003. The increase in net sales was primarily attributable to the additional sales volume resulting from 368 new stores opened since November 2, 2002, of approximately $42.1 million, offset, in part, by a 6.5%, or $18.4 million, decrease in comparable store sales. The decrease in comparable store sales was primarily due to lower volume hardware unit sales, coupled with the timing of new software titles released in the thirteen weeks ended November 2, 2002, which contributed to a significant comparable store sales increase in the prior year period. Net sales from the BC Sports Collectibles stores (see footnotes 7 and 9) for the thirteen weeks ended November 2, 2002 was $3.8 million.

Management fees increased by 25.0% from $1.3 million in the thirteen weeks ended November 2, 2002 to $1.6 million in the thirteen weeks ended November 1, 2003. The increase was primarily due to increased sales by Game Group along with more favorable currency exchange rates, compared with the prior year period, between the British Pound and the U.S. Dollar.

Cost of goods sold increased by 13.3% from $207.8 million in the thirteen weeks ended November 2, 2002 to $235.5 million in the thirteen weeks ended November 1, 2003. As a percentage of net sales, cost of goods sold decreased from 73.8% in the thirteen weeks ended November 2, 2002 to 72.9% in the thirteen weeks ended November 1, 2003. The cost of goods sold decrease, as a percentage of net sales, was primarily due to a shift in business from lower margin hardware products to higher margin software products. This shift, coupled with increased preowned business, accounted for approximately 0.6% of the decrease. An additional cost of goods sold reduction, as a percentage of net sales, was achieved from an increase in vendor allowances recognized in cost of goods sold, resulting in a 0.4% decrease. Cost of goods sold does not include purchasing and distribution center operating expenses of approximately $4.3 million in the thirteen weeks ended November 1, 2003 and $3.7 million in the thirteen weeks ended November 2, 2002, which are included in selling, general and administrative expense. Accordingly, the Company’s cost of goods sold may not be comparable to the costs of goods sold of other retailers. Cost of goods sold from the BC Sports Collectibles stores for the thirteen weeks ended November 2, 2002 was $2.5 million.

Selling, general and administrative expense increased by 21.4% from $65.9 million in the thirteen weeks ended November 2, 2002 to $80.0 million in the thirteen weeks ended November 1, 2003. The increase is primarily due to expenses associated with a larger domestic and international store base and the associated increase in store expense of $12.6 million. As a percentage of total revenues, selling, general and administrative expense increased from 23.4% in the thirteen weeks ended November 2, 2002 to 24.7% in the thirteen weeks ended November 1, 2003. This increase was primarily attributable to the decrease in comparable store sales. Selling, general and administrative expense from the BC Sports Collectibles stores for the thirteen weeks ended November 2, 2002 was $1.8 million.

The Company recorded a net reversal of $2.2 million of the restructuring and asset impairment accrual in the thirteen weeks ended November 2, 2002. The reversal was primarily related to actual expenses being lower than original estimates for the sale of the BC Sports Collectibles business (see footnote 7).

Depreciation and amortization expense increased by 22.7% from $5.7 million in the thirteen weeks ended November 2, 2002 to $7.0 million in the thirteen weeks ended November 1, 2003. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. No depreciation expense was incurred for the BC Sports Collectibles stores for the thirteen weeks ended November 2, 2002.

Operating income decreased 63.2% from $5.7 million in the thirteen weeks ended November 2, 2002 to $2.1 million in the thirteen weeks ended November 1, 2003. Operating income from the BC Sports Collectibles and EB Kids stores for the thirteen weeks ended November 2, 2002 was $1.7 million.

Income tax expense decreased from $2.3 million in the thirteen weeks ended November 2, 2002 to $0.9 million in the thirteen weeks ended November 1, 2003. As a percentage of income before income tax expense, income tax expense decreased from 38.2% in the thirteen weeks ended November 2, 2002 to 37.4% in the thirteen weeks ended November 1, 2003. The Company’s effective tax rate decreased from the prior period as a result of an increase in operations in foreign jurisdictions that have a lower tax rate than the United States and an increase in tax-exempt interest income.

Thirty-nine weeks ended November 1, 2003 compared to thirty-nine weeks ended November 2, 2002

Net sales increased by 18.8% from $779.0 million in the thirty-nine weeks ended November 2, 2002 to $925.5 million in the thirty-nine weeks ended November 1, 2003. The increase in net sales was primarily attributable to the additional sales volume of approximately $83.0 million resulting from 368 new stores opened since November 2, 2002 and $68.3 million of sales in stores opened in the first thirty-nine weeks of fiscal 2003. This increase is offset, in part, by a 1.2%, or $9.5 million, decrease in comparable store sales. Net sales from the BC Sports Collectibles and EB Kids stores for the thirty-nine weeks ended November 2, 2002 was $13.5 million.

Management fees increased by 12.5% from $4.2 million in the thirty-nine weeks ended November 2, 2002 to $4.7 million in the thirty-nine weeks ended November 1, 2003. The increase was primarily due to increased sales by Game Group along with more favorable currency exchange rates, compared with the prior year period, between the British Pound and the U.S. Dollar. In addition the Company earned  $150,000 in management fees from SCAC (see footnote 9).

Cost of goods sold increased by 17.2% from $578.9 million in the thirty-nine weeks ended November 2, 2002 to $678.4 million in the thirty-nine weeks ended November 1, 2003. As a percentage of net sales, cost of goods sold decreased from 74.3% in the thirty-nine weeks ended November 2, 2002 to 73.3% in the thirty-nine weeks ended November 1, 2003. This decrease, as a percentage of net sales, was primarily due to a shift in business from lower margin hardware products to higher margin software products. This shift, coupled with increased preowned business, accounted for approximately 0.7% of the decrease. An additional cost of goods sold reduction, as a percentage of net sales, was achieved from an increase in vendor allowances recognized in cost of goods sold, resulting in a 0.2% decrease. Cost of goods sold does not include purchasing and distribution center operating expenses of approximately $12.0 million in the thirty-nine weeks ended November 1, 2003 and $10.7 million in the thirty-nine weeks ended November 2, 2002, which are included in selling, general and administrative expense. Accordingly, the Company’s cost of goods sold may not be comparable to the costs of goods sold of other retailers. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for the thirty-nine weeks ended November 2, 2002 was $9.6 million.

Selling, general and administrative expense increased by 22.1% from $182.5 million in the thirty-nine weeks ended November 2, 2002 to $222.9 million in the thirty-nine weeks ended November 1, 2003. The increase is primarily due to expenses associated with a larger domestic and international store base and the associated increases in store expense of $34.9 million. As a percentage of total revenues, selling, general and administrative expense increased from 23.3% in the thirty-nine weeks ended November 2, 2002 to 24.0% in the thirty-nine weeks ended November 1, 2003. This increase was primarily due to the decrease in comparable store sales coupled with expenses associated with opening 298 stores in the thirty-nine weeks ended November 1, 2003. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for the thirty-nine weeks ended November 2, 2002 was $6.9 million.

The Company had a net reversal of $2.6 million of the restructuring accrual in the thirty-nine weeks ended November 2, 2002. The reversal was primarily related to actual expenses being lower than original estimates for the sale of the BC Sports Collectibles business (see footnote 7).

Depreciation and amortization expense increased by 22.5% from $16.3 million in the thirty-nine weeks ended November 2, 2002 to $20.0 million in the thirty-nine weeks ended November 1, 2003. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. Depreciation expense from the BC Sports Collectibles and EB Kids stores for the thirty-nine weeks ended November 2, 2002 was $78,000.

Operating income increased 10.3% from $8.1 million in the thirty-nine weeks ended November 2, 2002 to $9.0 million in the thirty-nine weeks ended November 1, 2003. Operating loss from the BC Sports Collectibles and EB Kids stores for the thirty-nine weeks ended November 2, 2002 was $0.5 million.

Income tax expense increased from $3.6 million in the thirty-nine weeks ended November 2, 2002 to $3.8 million in the thirty-nine weeks ended November 2, 2003. As a percentage of income before income tax expense, income tax expense decreased from 38.2% in the thirty-nine weeks ended November 2, 2002 to 37.4% in the thirty-nine weeks ended November 1, 2003. The Company’s effective tax rate decreased from the prior period as a result of an increase in operations in foreign jurisdictions that have a lower tax rate than the United States and an increase in tax-exempt interest income.

In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. In response to Issue 02-16, the Company changed its accounting policy with respect to the recording of vendor advertising allowances effective as of the beginning of fiscal 2003 (see footnote 2). As a result, the Company recorded a non-cash charge of $4.8 million, net of income tax, in the thirty-nine weeks ended November 2, 2002 for the cumulative effect of the change on fiscal years prior to fiscal 2003.

Seasonality and quarterly results

The Company’s business, like that of most retailers, is highly seasonal. A significant portion of its net sales, management fees and profits are generated during its fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, vendor price changes, shifts in the timing of certain holidays or promotions and changes in its merchandise mix.

Liquidity and capital resources

The $1.7 million of cash provided by operations during the thirty-nine weeks ended November 1, 2003 was primarily a result of $24.8 million of net income and non-cash charges, offset, in part, by the payment of income taxes that were outstanding at the end of the prior fiscal year and an increase in accounts receivable due to vendor marketing programs. The $37.9 million of cash used in operations during the thirty-nine week period ended November 2, 2002 was primarily the result of increased merchandise inventory and the payment of income taxes and accrued expenses that were outstanding at the end of the prior fiscal year, partially offset by an increase in accounts payable and deferred rent. The change in merchandise inventories from an increase of $121.1 million for the thirty-nine weeks ended November 2, 2002 to an increase of $25.1 million for the thirty-nine weeks ended November 1, 2003 was due in part to slower than expected holiday sales in fiscal 2003.

The Company made capital expenditures of $29.4 million in the thirty-nine weeks ended November 1, 2003 and $24.9 million in the thirty-nine weeks ended November 2, 2002, primarily to open new stores and to remodel existing stores, its headquarters and distribution centers.

In September 2003, the Company and certain subsidiaries entered into a third amendment (the “Third Amendment”) to its $50.0 million revolving credit facility with Fleet Capital Corporation. Pursuant to the Third Amendment, the Company agreed to use Fleet Capital Corporation cash concentration accounts under limited circumstances as described in the Third Amendment. In addition, Elbo Inc., a subsidiary of the Company, was released from all obligations under the credit facility and the requirement that the Kim family maintain a certain ownership of the Company’s common stock was eliminated. At November 1, 2003, the Company had no borrowings under this credit facility.

On May 1, 2003, the Company announced that its Board of Directors had approved a program to repurchase up to 1.5 million shares of its outstanding common stock. As of November 1, 2003, the Company has completed the program and repurchased 1.5 million shares of stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

On November 17, 2003, the Company announced that its Board of Directors had approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock.  Under the buy-back program, the Company may repurchase shares of its common stock from time to time in compliance with Securities and Exchange Commission (SEC) regulations and subject to market conditions.

The Company believes that cash generated from its operating activities and available bank borrowings will be sufficient to fund its operations and store expansion programs for the next 12 months.

Impact of inflation

The Company does not believe that inflation has had a material effect on its net sales or results of operations.

Item 4.  Disclosure Controls and Procedures

Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 1, 2003 (the “Evaluation Date”), and, based on their evaluation, its chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, as amended are its internal controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Forward-Looking Statements

This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. When used in this report, the words “expect,” “estimate,” “anticipate,” “intend,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements within the meaning of and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements appear in a number of places in this report and include statements regarding the Company’s intent, belief or current expectations with respect to, among other things, trends affecting its financial condition or results of operations and its business and growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results or outcomes may differ materially from those projected in the forward-looking statements as a result of various factors.

The Company urges you to carefully consider the following important factors that could cause actual results to differ materially from its expectations:

•                  the timing and continuation of the introduction of new products by manufacturers;

•                  the cyclical nature of its industry;

•                  its ability to obtain vendor marketing and merchandising support;

•                  its ability to keep pace with technological changes;

•                  its ability to open new stores and renew existing locations;

•                  its ability to compete in an intensely competitive industry;

•                  the impact of vendor changes in pricing strategies;

•                  its ability to complete and integrate future acquisitions;

•                  the impact of its services agreement with Game Group Plc. on its ability to expand in Europe;

•                  its dependence on suppliers, including overseas sources;

•                  changes in tax laws and the application thereof;

•                  its dependence on common carriers to ship product to its stores;

•                  its dependence on management information systems;

•                  the risks involved with its international operations; and

•                  its ability to recruit and retain skilled personnel.

For a more detailed discussion of these and other important factors that could impact the Company’s results, see the text under the heading “Risk Factors” in Item 1 of its most recent Annual Report on Form 10-K. The forward-looking statements made in this report are made only as of the date of publication (December 2003) and it undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II.          Other Information

Item 1.           Legal Proceedings

On December 3, 2003, a subsidiary of the Company was served with a complaint in a proposed class action suit entitled “Chalmers v. Electronics Boutique of America, Inc.” in the California Superior Court in Los Angeles County. The suit alleges that Electronics Boutique of America Inc. improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and seeks recovery of wages for overtime hours worked. The Company is assessing the merits of, and the potential exposure from, the suit.

In addition, the Company is involved from time to time in legal proceedings arising in the ordinary course of its business. In the opinion of management, none of these pending proceedings could have a material adverse effect on its results of operations or financial condition.

Item 6.           Exhibits and Reports on Form 8-K

a.	Exhibits:

10.1

Amendment No. 3, dated as of September 5, 2003, to Loan and Security Agreement, dated March 16, 1998, by and among the Company, Electronics Boutique of America Inc., EB Investment Corp. and Fleet Capital Corporation.

31.1

Certification dated December 9, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated December 9, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1

Certification dated December 9, 2003 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.

b.	Reports on Form 8-K:

On August 22, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 12 and announcing financial results for the Company’s second quarter of fiscal 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electronics Boutique Holdings Corp.
(Registrant)

Date: December 9, 2003	By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2003	By:	/s/ James A. Smith
James A. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Amendment No. 3, dated as of September 5, 2003, to Loan and Security Agreement, dated March 16, 1998, by and among the Company, Electronics Boutique of America Inc., EB Investment Corp. and Fleet Capital Corporation.

31.1

Certification dated December 9, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated December 9, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1

Certification dated December 9, 2003 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.

1