Form 10-K
period 2004-01-31
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2004-04-15
CIK 1057746

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-24603

ELECTRONICS BOUTIQUE HOLDINGS CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	51-0379406 (IRS Employer Identification Number)
931 South Matlack Street West Chester, Pennsylvania (Address of principal executive offices)	19382 (Zip Code)

Registrant's telephone number, including area code: 610/430-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class N/A	Name of Each Exchange on Which Registered N/A

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

        As of August 2, 2003, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the NASDAQ National Market of $25.86 per share, was $336,761,950. Shares of the registrant's common stock owned by its executive officers and directors were excluded from this calculation; however, such exclusion does not represent a conclusion by the registrant that the executive officers or directors are affiliates of the registrant.

        At April 8, 2004, there were 24,397,434 shares of common stock issued and outstanding.

Documents Incorporated by Reference

        Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

PART I

Preliminary Note Regarding Forward-Looking Statements

        When used in this Annual Report on Form 10-K, the words "expect," "estimate," "anticipate," "intend," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements within the meaning of and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the intent, belief or current expectations of Electronics Boutique, its directors or its officers with respect to, among other things: (i) trends affecting Electronics Boutique's financial condition or results of operations; and (ii) Electronics Boutique's business and growth strategies. Readers are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results or outcomes may differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in Item 1. "Business—Risk Factors".

Item 1. Business

General

        We are the world's largest specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. As of January 31, 2004, we operated 1,528 stores, primarily under the names EB Games and Electronics Boutique, in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea, Sweden and the United States. We also operate a commercial website under the URL address www.EBgames.com. Our compound annual growth rates for sales and pre-tax net income from fiscal 1999 through fiscal 2004 were 21.7% and 17.8%, respectively.

        The interactive entertainment industry is approximately an $11.1 billion market in the United States that has grown at a compound annual growth rate of 11.3% over the last three years, according to data provided by The NPD Group. The introductions of Sony's PlayStation 2 in late 2000, Nintendo's GameCube and Microsoft's Xbox in November 2001 and Nintendo's Game Boy Advance SP in March 2003 represent the most significant video game hardware introductions since 1996. Software sales for these systems exceeded $5 billion in the United States and have grown at a compound annual growth rate of 59.2% over the last two years. With the growing installed base of these systems, we expect to see increased software sales in the coming year. We believe our position, as the destination of choice for gamers, will enable us to benefit from this continued industry growth.

        We serve the avid gamer who demands immediate access to new release titles and who generally purchases more video game titles and PC entertainment software than the casual gamer. As a result, our tie ratio of software units sold to hardware units sold is consistently above the industry average. We believe that we attract both the avid and casual gamer due to our:

  •
  specialty store focus in strip centers and malls;

  •
  ability to stock sought-after new releases;

  •
  wide variety of pre-played titles;

  •
  acceptance of trade-ins of games towards purchases of new games;

  •
  breadth of product selection; and

  •
  knowledgeable sales associates.

        We believe that our vendors recognize the importance of our customer base and, consequently, often grant us disproportionately large allocations of new release titles and products. We support our stores through a highly effective and centralized inventory management system. This system enables us to execute our "first-to-market" new release strategy and efficiently manage overall inventory levels in order to maximize the sale of new products during peak periods and avoid markdowns as titles mature.

        We were incorporated under the laws of the State of Delaware in March 1998 as a holding company for our operating activities. Our predecessor was incorporated in the Commonwealth of Pennsylvania in 1977.

        We maintain an informational website under the URL address www.EBholdings.com. The reports we file pursuant to the Exchange Act (Form 10-K, Form 10-Q, Form 8-K) may be accessed free of charge through this website following our filings with the Securities and Exchange Commission (SEC). You may obtain any reports we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov where you may access our Exchange Act reports, proxy statements and other information.

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

  •
  the availability and timeliness of new product releases; and

  •
  the reluctance of the consumer to trade-in product.

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

        The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions and rapid product obsolescence. These characteristics require us to respond quickly to technological changes and to understand their impact on our customers' preferences. If we fail to keep pace with these changes, our business may suffer. In addition, some of these technological changes, such as the ability to download video games onto PCs or play games over the Internet through consoles could reduce retail sales of video games and PC entertainment software. If advances in technology continue to expand our customers' ability to access software through other sources, our sales and earnings could be negatively impacted.

Risks Related to Our Business

If we fail to manage new store openings or renew existing locations as they expire, our operational and financial results could be negatively impacted.

        Our growth depends on our ability to open and operate new stores profitably. In fiscal 2004, we opened 399 new stores. We currently intend to open approximately 400 new stores in fiscal 2005. Our ability to open new stores in a timely and profitable manner depends upon many contingencies, including our ability to locate and lease suitable store sites, build out these sites on a timely and cost-effective basis, hire and train new associates and integrate these stores into our existing operations. We cannot assure you that we will be able to continue to achieve our planned expansion or that our new stores will achieve sales and profitability levels comparable to our existing stores.

        As of January 31, 2004, approximately 8% of our stores (128 of our 1,528 stores) were operated under leases with terms that expire in less than one year. We cannot assure you that we will be able to maintain these existing store locations as leases expire or that we will be able to locate suitable alternative sites on acceptable terms.

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

        Our business is affected by seasonal patterns. We historically generate our highest net sales and operating income during our fourth fiscal quarter, which includes the holiday selling season. During fiscal 2004, we generated approximately 41.7% of our net sales and approximately 87.3% of our operating income during our fourth fiscal quarter. Accordingly, any adverse trend in sales during the holiday selling season could adversely affect our results of operations for our fourth fiscal quarter and our entire year. In addition to our dependence on fourth quarter sales, our results fluctuate from quarter to quarter depending upon a variety of factors, most of which we cannot control. These include:

  •
  the timing of new product introductions;

  •
  the timing of new store openings;

  •
  general economic conditions;

  •
  price reductions on key products;

  •
  weather;

  •
  shifts in the timing of certain holidays or promotions; and

  •
  changes in our merchandise mix.

        These fluctuations make the prediction of our financial results on a quarterly basis difficult.

If we fail to obtain products from our domestic and overseas suppliers, our sales and profits will be adversely affected.

        We rely heavily upon our suppliers to provide us with new products as quickly as possible. We purchase a significant amount of products from Electronic Arts, Inc., Nintendo of America, Inc., Sony Computer Entertainment, Inc., Microsoft Corp. and Atari Corp., and often receive shipments of new release products that are disproportionately large relative to our share of the overall consumer video game market. During fiscal 2004, our purchases from Electronic Arts, Nintendo, Sony, Microsoft and Atari represented 14.4%, 12.6%, 10.9%, 8.4% and 5.1%, respectively, of our gross purchases. We believe that the loss of any of these suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, our financial performance largely depends upon the business terms we obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. If we fail to maintain favorable business terms with our suppliers, our ability to offer products to consumers at competitive prices could be adversely affected.

        During fiscal 2004, approximately 38% of our domestic product purchases were of products manufactured outside of the United States, primarily in Asia. To the extent that our distributors rely on overseas sources for their products, any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of these products and could increase the cost and reduce the supply of products available to us.

If our distribution facilities and systems are inadequate, our business could suffer.

        In November 2003, we entered into an agreement to lease or acquire a new 315,000 square foot distribution facility that is currently being constructed in Coatesville, Pennsylvania. We expect the new facility to be completed in the Fall of 2004 and, if completed on time, to use this facility during the 2004 holiday season. In order to meet this timeline, the developer of the site for the distribution facility will need to obtain various approvals and construction must be completed on time. If unexpected delays occur, or if we encounter difficulties with our transition to the new distribution facility, and we are unable to obtain adequate back-up facilities and systems, our business could suffer.

If our management information systems fail to perform or are inadequate, our ability to manage our business could be disrupted.

        We rely on a warehouse management system used in our domestic distribution centers and an inventory replenishment system to track sales and inventory. Our systems allow us to execute our "first-to-market" new release strategy, to keep our stores in stock at optimum levels and to move inventory efficiently from our distribution centers to our stores. If our management information systems fail to adequately perform these functions, our business could be adversely affected.

Our international operations expose us to numerous risks.

        We have international retail operations in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea and Sweden. Net sales in these foreign countries represented approximately 25% of our net sales in fiscal 2004. Because release schedules for hardware and software introduction in these countries often differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases or decreases in domestic sales. We are also subject to a number of other factors which may impair our current or future international opportunities. These include:

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

        As part of our efforts to grow and compete, we may engage in acquisitions. Our plans to pursue future acquisitions are subject to our ability to negotiate favorable terms for these acquisitions. Accordingly, we cannot assure you that future acquisitions will be completed. In addition, to facilitate future acquisitions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a negative effect on the price of our common stock. Finally, if any acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected.

        On January 30, 2004, we terminated the services agreement with Game Group Plc (formerly The Electronics Boutique Plc). The termination agreement prohibits us from competing with Game Group in the United Kingdom and Ireland until February 2006. Additional terms of the agreement prohibit us from entering the French and Spanish markets until February 2005.

Other Risks

The Kim family has significant control of our company and can make decisions that could adversely affect our stock price and prevent a change of control.

        EB Nevada Inc., a company indirectly controlled by James Kim, his wife and certain trusts for the benefit of his children, beneficially owns approximately 48.6% of our common stock. Accordingly, the Kim family effectively controls our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This control may have the effect of delaying, preventing or deterring a change in control of our company and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

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

        Our corporate structure includes the use of Delaware holding companies and subsidiaries that hold our intellectual property and facilitate financing for our operations. Certain state taxing authorities have changed and others are still reviewing their positions with respect to income tax deductions taken as a result of these structures. If these income tax deductions resulting from our corporate structure continue to be disallowed in the future, the income taxes we pay could increase, which will negatively impact our earnings.

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

        Video games.    Based on information provided by The NPD Group (NPD), domestic retail sales of video game software and hardware systems were approximately $8.8 billion in 2003, down slightly from the prior year. According to International Development Group (IDG), domestic software sales are expected to grow approximately 2% in calendar 2004. Growth in the industry has been driven by continued improvements in systems technology, substantial growth in the number of titles available across game categories and the emergence of well-capitalized software publishers with significant advertising budgets to support new releases. Enhanced technological features of new hardware platforms expand gaming capabilities, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase their first systems.

        From 1996 to September 1999, Sony and Nintendo dominated the video game market. Sony introduced the PlayStation in 1995 and Nintendo introduced the Nintendo 64 in 1996. In September 1999, Sega introduced the Sega Dreamcast. In October 2000, Sony introduced the PlayStation 2, which represented a significant improvement in graphics, processing power and audio quality over the systems in use at the time. In June 2001, Nintendo introduced the Game Boy Advance, the successor to the highly successful Game Boy. Nintendo's GameCube, introduced in November 2001, features significant performance enhancements over the Nintendo 64 system and is based on CD technology as compared to the prior cartridge-based technology. Microsoft's Xbox, also launched in November 2001, provides advanced graphics and Internet connectivity. In March 2003, Nintendo introduced a significantly enhanced design of the Game Boy Advance, Game Boy Advance SP, and in October 2003, Nokia launched the N-Gage, a mobile gaming device with cellular capabilities.

        At the end of calendar 2003, the domestic installed base of video game hardware systems in the United States totaled approximately 22.3 million PlayStation 2 units, 7.8 million Xbox units, 6.9 million GameCube units and 19.8 million Game Boy Advance units. Hardware manufacturers and third-party publishers produce a wide range of game titles for each of these major hardware systems. In addition, according to NPD, domestic retail sales of video game systems accessories were estimated to be approximately $1.3 billion in calendar 2003.

        PC entertainment software.    Based on information provided by NPD, domestic retail sales of PC entertainment software were approximately $1.0 billion in calendar 2003, a 28.6% decrease from the prior year. According to IDG, domestic PC entertainment software sales are expected to decline 1% to 2% annually over the next several years. PC entertainment software is generally sold in the form of CD-ROMs and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities.

        Customers.    We believe the typical gamer is a single male between the ages of 14 and 34, has a household income in excess of $50,000 and owns multiple hardware systems. We also believe that these gamers are often opinion leaders in the interactive entertainment industry, influencing the buying decisions of their friends and family. According to a study conducted by Ziff Davis Media Game Group, our core customers shop an average of seven times per month for video games. This study also shows that many of them purchase PC entertainment software as well as video games.

Competitive Strengths

        We seek to enhance our position as the world's largest specialty retailer of video game titles and PC entertainment software by focusing on the following:

        Breadth of title selection.    We offer our customers an extensive selection of video game titles and PC entertainment software at competitive prices. Our typical store offers over 1,500 software stock keeping units ("SKUs"), excluding pre-played games, at any given time from over 60 video game and PC entertainment software vendors. These titles are also available for purchase on our website. We continuously update our title selection in each store to reflect the tastes and buying patterns of the store's local market. We carry game titles which are compatible with all major video game hardware systems and PCs. In addition to video game titles and PC entertainment software, we offer a complementary line of PC and video game accessories and peripheral products, including controllers, joysticks, memory cards, DVD remotes, books and magazines. By offering all major video game hardware systems and providing a broad but focused assortment of video game software and accessories and PC entertainment software, we seek to establish our stores and website as the destination of choice for avid gamers.

        Immediate availability of new releases.    We strive to be the first in our markets to offer new video game and PC entertainment software titles upon their release. We believe that vendors recognize the importance of our video game enthusiast customer base and, consequently, often grant us disproportionately large allocations of new release products. Our inventory management systems then rapidly move the products from our distribution centers to our stores. New release titles are often preceded by substantial publicity in the form of print advertisements and reviews in publications and, increasingly, are promoted through television advertisements by the video game and PC software publishers. This publicity tends to create high levels of demand for new releases among video game enthusiasts, often well in advance of release dates. This demand provides us with an important marketing opportunity to drive traffic to our stores and our website.

        To assure our customers immediate access to new releases, we offer our customers the "EB Pre-Sell Program" through which they can reserve video games and PC entertainment software for delivery upon our receipt and release of the product. On average, we introduce 26 new game SKUs in our stores and on our website each week.

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

        Knowledgeable sales associates.    We believe that our knowledgeable sales associates, many of whom are avid gamers, and our higher level of customer service provide us with an important advantage over competitors such as mass merchants, toy retail chains, and office supply, computer product and consumer electronics superstores. We provide all of our sales associates with training and information on video game and PC entertainment products, system requirements and selling techniques through vendor-sponsored "EB University" seminars, which are held for store managers and field managers, and through periodic training seminars for our sales associates. We also encourage our sales associates to learn about customers' game preferences. With this knowledge, sales associates introduce customers to a selection of games and accessories that may suit their preferences and advise them of new releases suited to their interests, thereby enhancing our customers' overall gaming experience.

        Disciplined store operations.    Our management team exercises significant control over all aspects of our store operations, including product research, purchasing, distribution, site selection, store development, Point-of-Sale ("POS") financial reporting and sales training. We believe that this commitment to operational control enables us to identify opportunities to improve store productivity quickly and to react quickly to shifts in product pricing and consumer purchasing trends. We strive to increase the productivity of our stores by actively managing our payroll expense and operating our stores as efficiently as possible. In order to display most of our products on our stores' shelves, we maximize display space on the selling floor by using a combination of tiered and straight shelving. In an effort to enhance our sales conversion rates, in approximately 50% of our stores we utilize a system, known as ShopperTrak, that electronically measures store customer traffic throughout the day and provides us with an analysis of sales conversion rates by store. We also utilize our POS reporting systems to assure the best possible match of sales associate floor coverage to customer traffic.

        Value pricing.    In an effort to offer maximum value to our customers and discourage comparison shopping, we maintain an "everyday low price" policy on advertised merchandise. We complement this policy with an extensive selection of merchandise and a high level of customer service. We also offer a pre-played program which allows customers to save additional money by trading in their used games for credit or cash toward any product sold in our stores. The trade-ins are then resold to other customers at lower prices than our new products to offer a broader range of products and price choices for our customers.

        Pre-played video games.    As a result of the proliferation of new titles and the tendency of gamers to seek new game challenges after mastering a particular title, a growing market for pre-played game titles has evolved. We carry over 1,600 pre-played SKUs in our typical store. We allow customers to trade in pre-played games in our stores. We believe that the opportunity to trade in games and the availability of pre-played titles in our stores is attractive to the value conscious gamer and differentiates us from most of our competition, which do not generally accept trade-ins or offer pre-played games. In return for their trade-ins, customers receive a store credit, which can be applied towards the purchase of new or pre-played products. We also offer cash for trade-ins in most of our locations. We advertise our trade-in program through numerous in-store promotions and through local and national media outlets. We believe that availability of pre-played games in our stores attracts our core game enthusiast customer and drives traffic into our stores.

        Leadership in e-business.    We believe that our customers are generally more familiar with the Internet and with online retailing than the average consumer. Our website offers over 8,000 new and pre-played SKUs that are available for immediate shipping to our customers. In addition, we have designed our website to serve our customers by providing product reviews, access to new releases, user-friendly online purchasing and the ability to pre-order video games and PC entertainment software.

Growth Strategy

        New store expansion.    We believe that there are domestic and international opportunities for significant new store growth. Over the last four fiscal years, we have more than doubled our store base from 619 stores at the end of fiscal 2000 to 1,528 stores at the end of fiscal 2004. We plan to open approximately 400 new stores in fiscal 2005.

        Domestic opportunity.    We plan to open approximately 300 new stores in fiscal 2005 in the United States. We are continuing our aggressive expansion in strip and power shopping centers, central business districts and urban areas. We expect our stores in these locations to require lower initial investments, generate higher gross margins on lower revenue and have a lower operating cost structure than our mall-based stores. These stores, which typically carry a wider assortment of pre-played video games than our mall-based stores, target the more value conscious gamer.

        International opportunity.    In fiscal 2002, we began a store expansion program in Europe that included both the opening of new stores and the acquisition of regional chains. As of January 31, 2004, we operated a total of 378 stores in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea and Sweden. We plan to open approximately 100 new stores in fiscal 2005 in these markets.

        The interactive entertainment industry in Europe is approximately $8.2 billion in size and has consumer demand characteristics similar to the United States market. We believe retail competition in the interactive entertainment industry is weaker throughout continental Europe than in the United States. There are very few specialty interactive entertainment retail chains in continental Europe and the existing specialty chains are small and undercapitalized, with little or no investment in distribution and information systems. In Europe, most video games are sold through general merchandise stores that offer less service and a smaller product selection than our stores. We believe that our store model, merchandising expertise and strong vendor relationships should enable us to gain significant market share in our targeted continental European markets over the next several years.

        Pre-played video games.    As a result of the proliferation of new titles and the tendency of gamers to seek new game challenges after mastering a particular title, a growing market for pre-played game titles has evolved. Pre-played video games have become our fastest growing product line, as we now carry over 1,600 pre-played SKUs in our typical store. We allow customers to trade in pre-played games in our stores. We believe that the opportunity to trade in games and the availability of pre-played titles in our stores is attractive to the value conscious gamer and differentiates us from most of our competition, which do not generally accept trade-ins or offer pre-played games. We believe the growth of our pre-played business will be further enhanced as we continue to focus on establishing stores in strip-center locations.

        Expansion of online retailing.    We believe that our core customer tends to be an Internet user, and we strive to meet their needs through our website, www.EBgames.com, which provides product reviews, access to new release titles, user friendly online purchasing and the ability to pre-order video games and PC entertainment software.

Retail Operations

        As of January 31, 2004, we operated a total of 1,528 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea and Sweden, primarily under the names EB Games and Electronics Boutique.

        Store formats.    Many of our stores are located in high traffic areas in regional shopping malls. As of January 31, 2004, we operated 890 stores under this format in the United States, Canada, Australia and New Zealand. These stores average approximately 1,200 square feet. We believe that our mall-based stores generate sales per square foot that are among the highest of any mall-based retailer.

        In addition to our mall-based stores, we also operate many stores in strip and power centers, central business districts and urban areas. These stores are generally larger than our mall-based stores, averaging approximately 1,650 square feet. We began our expansion into these other locations in fiscal 2001, and as of January 31, 2004, we operated 536 stores in the United States and Canada under this format. The remaining 102 stores in operation as of January 31, 2004 are primarily located in Europe and are comprised of multiple formats.

        Store economics.    The average cost, net of payables, of opening a new mall-based store in fiscal 2004 was approximately $149,000. This included approximately $124,000 for furniture, fixtures, equipment and leasehold improvements. Pre-opening expenses are minimal and are included in the store's expenses for the first month of operation.

        The average cost, net of payables, of opening a new strip center store in fiscal 2004 was approximately $90,000. This includes approximately $67,000 for furniture, fixtures, equipment and leasehold improvements. Pre-opening expenses are minimal and are included in the store's expenses for the first month of operation.

        The cost to open an international store is approximately the same in U.S. dollars as the cost to open a domestic store. Typically, our new stores generate a positive store operating contribution within the first 12 months of operations. We regularly review the profitability and prospects of each of our stores and evaluate whether any under-performing stores should be closed or relocated to more desirable locations.

        Following the opening of a store, we utilize inventory management and controls and manage store payroll in an effort to maximize profitability. Our POS and inventory management systems allow us to analyze merchandise mix and in-stock positions and reduce shrinkage. We also use various payroll management and efficiency systems to improve sales conversions and store profitability.

        Store operations.    We divide our North American store base (United States, Puerto Rico and Canada) into 12 geographic regions, which are supervised by our Senior Vice President, President of Stores—North America, our Vice President of Store Operations (Canada), Regional Vice Presidents/Directors and District Managers. Our Senior Vice President of International Operations, who is based in Europe, supervises our international operations other than in Canada. Managing Directors, District Managers and Area Managers supervise our stores in Denmark, Germany, Italy, Norway and Sweden. A General Manager, Regional Director, District Managers and Area Managers supervise our stores in Australia, New Zealand and South Korea.

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

Online Retailing

        We launched our e-commerce website, EBworld.com, in August 1997. We changed the name of the website to EBgames.com in December 2000. Online orders have increased year over year and our e-commerce operating subsidiary has been profitable since fiscal 2002.

        The Internet represents a complementary channel to our store-based retail business. Our own surveys indicate that our website's detailed product reviews, game previews, new release schedules, product notification services, industry news and advanced search capabilities appeal to a significant portion of our gamer audience. EBgames.com utilizes our merchandising expertise and strong vendor relationships to provide online customers with over 8,000 new and pre-played SKUs that are available for immediate shipping. Further, EBgames.com leverages our distribution and fulfillment capabilities to provide delivery of new release titles to online consumers on the same day they are available in our stores.

        We believe that Internet broadband technology will play an important role in the future of online retailing. We continue to explore different ways to assume a leadership role in the online distribution of games. Adoption of this new technology by consumers has been limited to date. However, as adoption of this technology grows and other game delivery technologies emerge, we expect to actively pursue these opportunities.

Game Group Services Agreement

        On January 30, 2004, we terminated the services agreement with Game Group. As part of the agreement to terminate the services agreement, Game Group agreed to pay us $15.0 million. We received this payment in February 2004. The termination agreement prohibits us from competing with Game Group in the United Kingdom and Ireland until February 2006. Additional terms of the agreement prohibit us from entering the French and Spanish markets until February 2005.

        Under the services agreement, Game Group was responsible for the payment of fees equal to 1.0% of Game Group's adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. In fiscal 2004, we received approximately $8.6 million in management fees from Game Group.

Products

        Our product line consists of video game titles, pre-played video games, PC entertainment software titles, video game hardware systems, accessories, related products, toys and trading cards. Our in-store inventory at any given time averages over 2,100 SKUs.

        Video game and PC entertainment software.    We carry an average of over 1,500 video game and PC entertainment software SKUs (excluding pre-played games) at any given time. We purchase video game titles directly from the leading console manufacturers, which include Nintendo, Sony and Microsoft, as well as a variety of third-party software publishers, such as Electronic Arts Inc., Take-Two Interactive Software, Inc., Activision, Inc., Atari Corp. and THQ Inc. We are one of the largest domestic customers of video game products sold by these publishers. We currently purchase titles from over 60 vendors across a variety of genres, including Action, Strategy, Adventure/Role Playing, Simulation, Sports, Children's Entertainment and Family Entertainment. We maintain a broad selection of popular new release titles, which we define as titles that have been available for less than six weeks from the date of their release.

        Pre-played video games and PC entertainment software.    As a result of the proliferation of new titles and the tendency of gamers to seek new game challenges after mastering a particular title, a growing market for pre-played game titles has evolved. We carry over 1,600 pre-played SKUs in our typical store. We allow customers to trade in pre-played games in our stores. We believe that the opportunity to trade in games and the availability of pre-played titles in our stores is attractive to the value conscious gamer and differentiates us from most of our competition, which do not generally accept trade-ins or offer pre-played games. In return for a trade-in, customers receive a store credit, which can be applied towards the purchase of new or pre-played products. We also offer cash for trade-ins in most of our locations. At our in-house product reclamation center, these trade-ins can be tested, cleaned, relabeled, repackaged and redistributed to the stores. These trade-ins are then resold in our stores at a discount to the prices of new releases. Sales of pre-played games generate significantly higher margins than new titles. We believe that availability of pre-played games in our stores attracts our core game enthusiast customer and drives traffic into our stores.

        Video game hardware.    We sell the video game hardware systems of all major manufacturers, including Sony's PlayStation 2, Nintendo's GameCube and Game Boy Advance, Microsoft's Xbox and Nokia's recently launched N-Gage. While we offer the newest technology in video game systems, we also offer a wide range of the older video game systems through our pre-played program. Our pre-played program affords customers the opportunity to trade in older video game hardware and software for cash or credit towards the purchase of one of the latest systems or software. We also offer product replacement plans and extensions of manufacturer warranties for the video game systems.

        Accessories.    In recent years, the growing popularity of video games has led to an increase in sales of accessory products, which generally have higher gross margins than hardware and software products. We currently offer approximately 400 accessory product SKUs, including controllers, memory cards, instructional books and strategy guides for the most popular video game titles.

        Related products and trading cards.    We offer an assortment of collectible action figures that appeal to our core customers. In addition, we offer a variety of PC and video gaming magazines, including GMR, a magazine developed last year in collaboration with Ziff-Davis publishers.

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

        Distribution.    We currently operate three distribution centers in the United States, including two in West Chester, Pennsylvania, which focus on separate components of our business. One 80,500 square foot facility in West Chester, Pennsylvania handles staple products and online fulfillment; a second West Chester facility, 80,000 square feet, handles returns and reclamation. We have entered into an agreement to lease or acquire a new 315,000 square foot distribution facility that is currently being constructed in Coatesville, Pennsylvania. This new facility is expected to be completed in the Fall of 2004. We plan to consolidate our two current Pennsylvania distribution facilities into the new facility, and dispose of one of the existing facilities through sale or lease. A 200,000 square foot distribution center in Louisville, Kentucky supports flow-through operations on new releases, top selling products and online fulfillment. We also operate a 120,000 square foot facility in Canada, a 70,000 square foot facility in Australia and three smaller European facilities in Denmark, Germany and Italy. During fiscal 2005, we are planning to relocate two of our European distribution centers to larger facilities to accommodate our continued growth in Europe.

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

Marketing

        In-store promotions.    Our stores are located in high traffic, high visibility areas in regional shopping malls and strip centers. Accordingly, our marketing efforts at these stores are designed to draw customers into our stores through the use of window displays and other attractions visible to shoppers in the mall concourse and from the street. We actively publicize our stores through a variety of media, including print, radio and selected local television advertising. Inside all of our stores, we feature selected products through the use of vendor displays, signs, flyers, point of purchase materials and end-cap displays. A majority of these promotions are funded through advertising allowances and market development funds from manufacturers, distributors, software publishers and accessory suppliers.

        In January 2003, as a combined effort with Ziff Davis Media, GMR magazine was launched in our North American stores. GMR magazine is a monthly publication providing news and reviews on the latest products for PC and video gamers. Customers that purchase a ten-month subscription to GMR are eligible to receive a discount on the purchase of pre-played products in our stores. As of January 31, 2004, we had 657,000 subscribers to GMR magazine.

        Freestanding inserts.    To broaden our customers' awareness and drive incremental sales, we also publish several full color vendor-funded freestanding inserts in top newspaper publications through out the United States on an annual basis. Circulation for these inserts ranges from 7 million to over 14 million depending on the time of year.

        Catalogs.    We publish several full color catalogs each year ranging in size from 50 to 100 pages. Our vendors fund the cost of these catalogs. The catalogs are available in our stores and are mailed to thousands of households from our proprietary customer lists. The catalogs are also inserted in leading industry magazines.

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

Management Information Systems

        We use a combination of proprietary and "best of breed" information systems. These tools enable us to analyze total, comparative and new store sales and inventory data at the company, region, district and store levels. Our replenishment and warehouse management solutions are state of the art. We believe our approach to business systems provides a strategic advantage by allowing us to make enhancements to meet business opportunities quickly and efficiently. We have integrated customer-counting technology in approximately 50% of our stores with our centralized systems which give us daily updates of hourly customer traffic and sales conversion information.

Vendors

        We purchase substantially all of our products directly from manufacturers and software publishers. Our top 15 vendors accounted for approximately 77% of our purchases in fiscal 2004. Our largest vendors in fiscal 2004 were Electronics Arts, Nintendo, Sony, Microsoft and Atari, which accounted for 14.4%, 12.6%, 10.9%, 8.4% and 5.1%, respectively, of our gross purchases. No other vendor accounted for more than 5.0% of our software or accessory purchases during fiscal 2004. We believe that we have good relationships with our vendors. Maintaining and strengthening these relationships is essential to our operations and continued expansion.

        We participate in marketing programs with each of our key product vendors, including Electronics Arts, Nintendo, Sony, Microsoft and Atari. Under these programs, we are eligible to receive marketing allowances from product vendors provided we perform certain specified marketing and merchandising events and activities pursuant to the terms of written agreements we negotiate with our vendors for each event or activity. Typical events or activities are print advertising, television advertising, product catalog advertising, in-store display promotions, Internet advertising and product training and promotion at our national trade show.

Competition

        The interactive entertainment industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with other specialty retailers of video games and PC software, most notably GameStop. We also compete with mass merchants, such as Wal-Mart and Target, toy retail chains, catalogs, direct sales by software publishers, online retailers and office supply, computer product and consumer electronics superstores such as Best Buy. In addition, video games are available for rental at many video stores. Further, other methods of distribution may emerge in the future, resulting in increased competition.

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

Trademarks/Registrations

        We possess registered trademarks for Electronics Boutique®, EB® and EBX® as well as other registered trademarks and service marks, both in the United States and in certain foreign jurisdictions. We also have numerous trademark applications pending to register other proprietary trademarks, including EB Games and EBgames.com, in the United States and in certain foreign jurisdictions.

        We believe our trademarks are valid and valuable and we intend to maintain our trademarks and their related registrations. We do not know of any pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no patents, licenses, franchises or other intellectual property rights that are material to our operations.

Associates

        As of January 31, 2004, we had approximately 9,500 non-seasonal associates. Approximately 4,000 were employed on a part-time basis, and 1,300 were employed on a temporary basis. In addition, during the calendar 2003 peak holiday shopping season, we hired approximately 1,300 temporary associates. We believe that our relationship with our associates is good. None of our associates are represented by a labor union or are member of a collective bargaining unit.

Code of Ethics

        We have adopted a code of ethics, the Code of Ethical Conduct for Officers, Directors and Associates of Electronics Boutique, which applies to our Chief Executive Officer, Chief Financial Officer, Controller, all other employees of Electronics Boutique and each of the members of our Board of Directors. The Code of Ethical Conduct was approved by our Audit Committee in December 2003 and ratified by our Board of Directors in April 2004. Our Code of Ethical Conduct is included as an exhibit to this Annual Report on Form 10-K, and we intend to post it on our website, which is located at www.EBholdings.com. We will also disclose any amendments or waivers to our Code of Ethical Conduct on our website.

Item 1A. Executive Officers of the Company

        Set forth below is information regarding the executive officers of the Company:

Name	Age	Position
Jeffrey W. Griffiths	53	President, Chief Executive Officer and Director
John R. Panichello	42	Executive Vice President and Chief Operating Officer
James A. Smith	48	Senior Vice President, Chief Financial Officer and Secretary
Seth P. Levy	46	Senior Vice President, Logistics and Chief Information Officer; President, EB Games Online
Steven R. Morgan	52	Senior Vice President, President of Stores—North America and President of Electronics Boutique Canada Inc.

        Mr. Griffiths has served as the President and Chief Executive Officer of Electronics Boutique and a Class I Director since June 2001. Prior thereto, he served as Senior Vice President of Merchandising and Distribution from March 1998 to June 2001. Mr. Griffiths served as Senior Vice President of Merchandising and Distribution of EB, our predecessor, from March 1996 to March 1998. From March 1987 to February 1996, Mr. Griffiths served as Vice President of Merchandising of EB, and from April 1984 to February 1987 he served as Merchandise Manager. Since October 2003, Mr. Griffiths has been a member of the Board of Trustees of Albright College.

        Mr. Panichello has served as Executive Vice President and Chief Operating Officer since April 2002. Prior thereto, Mr. Panichello served as Senior Vice President, Chief Operating Officer, President of EB GameWorld and BC Sports Collectibles (a former division of Electronics Boutique) and Secretary of Electronics Boutique from June 2001 to April 2002. Mr. Panichello served as Senior Vice President, Chief Financial Officer, President of EB GameWorld and BC Sports Collectibles and Secretary of Electronics Boutique from June 2000 to June 2001. Mr. Panichello served as Senior Vice President, Chief Financial Officer, President of BC Sports Collectibles and Secretary of Electronics Boutique from March 1998 to June 2000. Mr. Panichello served as the Senior Vice President of Finance of EB and the President of the BC Sports Collectibles division from March 1997 to February 1998. Mr. Panichello served as EB's Vice President of Finance and Treasurer from June 1994 to February 1997. Mr. Panichello served as a director of Game Group from May 1995 to November 1999. Mr. Panichello is a Certified Public Accountant. Mr. Panichello is the husband of Susan Y. Kim and the son-in-law of James J. Kim. Mr. Panichello serves on the Board of Directors of the Interactive Entertainment Merchants Association.

        Mr. Smith has served as Senior Vice President, Chief Financial Officer and Secretary since June 2001. Prior thereto, Mr. Smith served as Senior Vice President of Finance of Electronics Boutique from August 2000 to June 2001. Mr. Smith served as Electronics Boutique's Vice President-Finance from May 1998 to August 2000. From 1996 to 1998, Mr. Smith served as Vice President and Controller of EB, our predecessor, and from 1993 to March 1996, he served as Controller of EB.

        Mr. Levy has served as Senior Vice President, Logistics, Chief Information Officer and the President of EB Games Online since June 2001. From March 1999 to June 2001, Mr. Levy served as Senior Vice President, Chief Information Officer and the President of EB Games Online. From February 1997 to March 1999, Mr. Levy served as the Vice President and Chief Information Officer. From 1991 to February 1997, Mr. Levy served as the Director of System Development for the May Merchandising and May Department Stores International divisions of May Department Stores.

        Mr. Morgan has served as Senior Vice President, President of Stores—North America and President of Electronics Boutique Canada Inc. since April 2002. Prior thereto, Mr. Morgan served as Senior Vice President of Stores of Electronics Boutique and Canadian Operations from June 2001 to April 2002. Mr. Morgan served as Senior Vice President of Stores of Electronics Boutique from January 2001 to June 2001. From May 1998 to January 2001, Mr. Morgan served as President and Chief Executive Officer of Millennium Futures, Inc., a commodity trading company. From July 1996 to May 1998, he served as Senior Vice President, Director of Stores at Filene's Department Stores. From May 1988 to July 1996, he served as Regional Vice President at Filene's Department Stores.

Item 2. Properties

        Store leases.    All of our stores are leased. As of January 31, 2004, we had 1,528 stores. In general, our mall-based leases have terms of seven to ten years. Our strip and power center locations typically have initial terms of five to seven years with at least one or more renewal options.

        Headquarters and distribution centers.    We own our 140,000 square foot headquarters in West Chester, Pennsylvania. This building includes an 80,500 square foot distribution center. In addition, we own an adjacent 80,000 square foot distribution facility. We have entered into an agreement to lease or acquire a new 315,000 square foot distribution facility that is currently being constructed in Coatesville, Pennsylvania. This new facility is expected to be completed in the Fall of 2004. We plan to consolidate our two current Pennsylvania distribution facilities into the new facility, and dispose of one of the existing facilities through sale or lease. We lease a 200,000 square foot distribution center in Louisville, Kentucky. This lease expires in May 2005. In Brampton, Ontario, Canada, we own a 120,000 square foot distribution and office facility. In Pinkenba, Queensland, Australia, we own a 70,000 square foot distribution and office facility. We also lease small distribution facilities in Denmark, Germany and Italy. In fiscal 2005, we are planning to relocate two of our European distribution centers to larger facilities to accommodate our continued growth in Europe.

        Customer service call center.    We lease a 12,172 square foot customer service telephone call center in Las Vegas, Nevada, from which we respond to inquiries regarding our products. The lease expires in June 2009.

Item 3. Legal Proceedings

        We are involved from time to time in legal proceedings arising in the ordinary course of our business. In February 2003, our affiliates, The Electronics Boutique, Inc. and EB Services Company, LLP, prevailed in the appeal of a civil lawsuit brought against those companies by Game Group. Game Group filed the appeal in October 2002 after judgment was entered against it in the trial of the matter.

        On December 3, 2003, a subsidiary of ours was served with a complaint in a proposed class action suit entitled "Chalmers v. Electronics Boutique of America Inc." in the California Superior Court in Los Angeles County. The suit alleges that Electronics Boutique of America Inc. improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and seeks recovery of wages for overtime hours worked and related relief. We intend to vigorously defend this action and believe that it is not material to our financial position. An adverse outcome in this action may, however, have a material adverse effect on our results of operations in the period in which a judgment, if any, is rendered.

        In the opinion of management and except as described above, no pending proceedings could have a material adverse effect on our results of operation or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock was first traded publicly on July 28, 1998. The stock is quoted on the NASDAQ National Market under the symbol ELBO. The table below represents the high and low bid prices of our common stock as reported by NASDAQ.

	Fiscal 2004		Fiscal 2003
	Low	High	Low	High
First fiscal quarter	$11.96	$19.57	$28.03	$38.55
Second fiscal quarter	18.08	27.42	21.30	32.24
Third fiscal quarter	24.77	34.80	21.02	29.38
Fourth fiscal quarter	19.60	28.07	13.10	31.81

        Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

        As of April 8, 2004, we had 42 shareholders of record (including Cede & Co., the nominee for Depository Trust Company, a registered clearing agency) of the 24,397,434 issued and outstanding shares of our common stock. On April 8, 2004, the last reported sale price for our common stock as quoted by NASDAQ was $29.20 per share.

        To date, we have not paid any dividends on our common stock and we have no plans to do so in the future. Under certain circumstances, our credit facility with Fleet Capital restricts us from paying dividends to our stockholders.

Item 6. Selected Financial Data

        The following table sets forth for the periods indicated selected financial and other data, which has been derived from our consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000
	(Amounts in thousands, except per share data and operating data)
Statement of Income Data:
Net sales	$1,588,406	$1,309,226	$1,059,338	$802,851	$758,120
Management fees(1)	13,375	7,553	5,889	4,425	4,873

Total revenues	1,601,781	1,316,779	1,065,227	807,276	762,993
Cost of goods sold	1,174,429	971,204	826,599	626,939	580,770

Gross profit	427,352	345,575	238,628	180,337	182,223
Selling, general and administrative expense	328,577	267,566	179,464	144,466	133,534
Restructuring and asset impairment (reversal) charge(2)	—	(2,611)	12,638	—	—
Depreciation and amortization	27,894	22,524	19,750	15,855	12,278

Operating income	70,881	58,096	26,776	20,016	36,411
Other income	—	—	—	1,550	—
Interest income, net	1,751	1,677	1,884	3,096	1,427

Income before income tax expense and cumulative effect of change in accounting principle	72,632	59,773	28,660	24,662	37,838
Income tax expense	26,903	22,373	10,948	9,791	15,008

Income before cumulative effect of change in accounting principle	45,729	37,400	17,712	14,871	22,830
Cumulative effect of change in accounting principle, net of tax(3)	—	(4,773)	—	—	—

Net income	$45,729	$32,627	$17,712	$14,871	$22,830

Income per share before cumulative effect of change in accounting principle:
Basic	$1.82	$1.44	$0.74	$0.67	$1.11

Diluted	$1.80	$1.42	$0.73	$0.66	$1.10

Per share cumulative effect of change in accounting principle:
Basic		$(0.18)

Diluted		$(0.18)

Net income per share:
Basic	$1.82	$1.26	$0.74	$0.67	$1.11

Diluted	$1.80	$1.24	$0.73	$0.66	$1.10

Weighted average shares outstanding:
Basic	25,114	25,833	23,868	22,254	20,559

Diluted	25,415	26,247	24,230	22,466	20,762

Operating Data:
(4) (unaudited)
Stores open at end of year	1,528	1,145	937	737	619
Comparable store sales increase (decrease)(5)	0.0%	8.3%	20.8%	(4.5)%	11.6%
	As of
	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000
Balance Sheet Data:
Working capital	$166,008	$144,497	$121,446	$30,133	$42,567
Total assets	636,375	521,614	425,838	267,239	275,513
Long-term debt	—	—	143	—	—
Total liabilities	332,395	247,114	188,678	136,019	159,026
Stockholders' equity	303,980	274,500	237,160	131,220	116,487

(1)
In fiscal 2004, management fees included $4.7 million of revenue earned as part of our termination of the services agreement with Game Group. The $4.7 million represents revenue that would have been recognized in fiscal 2005 and fiscal 2006 had the services agreement not been terminated.

(2)
In fiscal 2002, the restructuring and asset impairment charge of $12.6 million resulted from our adoption of a plan to close the operations of all 29 EB Kids stores and sell the 22-store BC Sports Collectibles business. The charge represents a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination costs. In fiscal 2003, the $2.6 million net reversal of the restructuring and asset impairment charge resulted primarily from store lease related accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business.

(3)
We changed our accounting policy with respect to the recording of vendor advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $4.8 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change in accounting principle on fiscal years prior to fiscal 2003. Prior to this change, we recognized all vendor advertising allowances as an offset to selling, general and administrative expense. Vendor advertising allowances in excess of advertising expense of $40.9 million, $35.8 million and $24.2 million were reflected as an offset to selling, general and administrative expense in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

(4)
Does not reflect stores operated by other retailers for which we have provided management services.

(5)
Comparable store sales are based on stores in operation for over one year. Comparable store sales results for fiscal 2001 represents the 52 week period ending January 27, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are the world's largest specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. As of January 31, 2004, we operated a total of 1,528 stores in 46 states, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea and Sweden—primarily under the names EB Games and Electronics Boutique. In addition, we operated a commercial website under the URL address www.EBgames.com. We operate in the interactive entertainment industry and are headquartered in West Chester, Pennsylvania. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries. Our fiscal year ends on the Saturday nearest January 31.

        In fiscal 2004, we established company records for revenues, net income and store growth. In addition, we increased our market share while outpacing our industry and strengthened our presence in international markets. Our comparable store sales for fiscal 2004 were even with last year. While we experienced negative comparable store sales in our domestic mall-based stores for the year, these results were more than offset by strong, double-digit increases in both our strip-center stores and our international locations. Our success in fiscal 2004 was driven primarily by a significant increase in software sales, which in turn was the result of an increase in the installed hardware base. Our store growth focused on establishing locations in strip-centers, which enable us to compete with mass merchants and build our pre-played business, and continuing our international expansion. Additionally, in fiscal 2004 we continued to re-brand our stores to EB Games, further strengthening our brand identity.

        Our success has been, and will continue to be, contingent upon our ability to understand trends in our industry and to manage our business in response to these trends. For example, the interactive entertainment industry is cyclical as new technology is generally introduced every four to five years. We have historically achieved strong market share in the first few years of these cycles and then experienced subsequent declines as product prices fell and mass market retailers attracted consumers at the latter part of the cycle. Our current strategy to retain market share has been to expand our business through the opening of strip-center stores, which we believe attract the value conscious consumers that previously shopped through the mass market retail channel. Additionally, to increase profitability in all of our locations, we are focused on expanding our pre-played business and new ways to drive sales of new titles. Our success is dependent upon our ability to continue to grow the business in a profitable manner.

        Management reviews several key indicators to evaluate our performance in achieving profit and sales growth. Sales growth is evaluated by measuring contributions generated from new store expansion and changes in comparable store sales. In addition, we measure our sales performance by analyzing changes in our market share relative to the overall industry. Gross margin is monitored for the impact of product mix as well as inventory obsolescence and losses. Product mix shifts throughout each industry cycle with lower margin hardware sales declining as a percentage of total sales while higher margin software sales increase. A prime driver of this shift has been the continual growth of the installed hardware base, which increased in calendar 2003 by 59% to approximately 57 million units in the United States. We also review the growth of pre-played sales in relation to our total sales mix, as these pre-played sales are one of our higher margin categories.

        On January 30, 2004, we terminated our services agreement with Game Group Plc. (formerly The Electronics Boutique Plc.) for an agreed upon amount of $15.0 million. Prior to termination, we provided management services to Game Group and received fees equal to 1.0% of Game Group's adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. The termination agreement prohibits us from competing with Game Group in the

United Kingdom and Ireland until February 2006 and in France and Spain until February 2005. Game Group may not compete with us in Germany and Italy until February 2005.

        We have a positive outlook for fiscal 2005. We plan to open approximately 400 stores during the next fiscal year. 300 of these are expected to be strip-center stores based in North America and the remaining stores will be predominantly based outside the United States. We anticipate funding this store expansion with cash on hand and cash generated from operations. We expect to continue our strong software sales as hardware prices decrease, and continue to strengthen our pre-played business through our increased presence in strip-center locations.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our results may differ from those estimates. Our significant accounting policies can be found in Note 1 to our consolidated financial statements. We consider the following policies to be most critical to the portrayal of our financial condition and results of operations.

Inventory Valuation

        Our merchandise inventory, which includes new and pre-played video game hardware and software as well as PC entertainment software and related accessories and products, is valued at the lower of cost or market. The cost is determined principally by a weighted-average method. The weighted-average cost method attaches a cost to each stock keeping unit ("SKU"), and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that SKU. We include an allocation of costs incurred to refurbish pre-played products in order to prepare them for resale in the cost of our merchandise inventory.

        Inherent in the video game business is the risk of obsolete inventory. As each new generation of products is introduced, demand for the prior generation decreases, reducing the interest in and value of the older games. Some vendors offer us credit to reduce the cost of products that are selling more slowly allowing for a reduction in the selling price and reducing the possibility that these items become obsolete. We monitor the aging of our inventory by item and provide a reserve for products that are considered "slow moving", using an established formula based on current inventory and a trailing sales history. We also monitor the difference between the selling ("market") price of each item and its cost and provide a reserve for any inventory selling below cost.

        We perform regular physical inventories and cycle counts in both our stores and distribution centers to adjust inventory balances and account for shrink and damaged product. An accrual for estimated loss is recorded between the timing of these counts.

        Reserves of $3.9 million and $2.9 million were recorded against inventory as of January 31, 2004 and February 1, 2003, respectively. Management believes its inventory valuation system results in carrying inventory at the lower of cost or market.

Revenue Recognition and Related Policies

        We derive revenue primarily from two sources: (i) product revenue, which includes the retail sale of merchandise inventory, warranties, subscriptions, and shipping and handling fees and (ii) management services revenue. Sales are recorded net of estimated amounts for sales returns and other allowances. On January 30, 2004, we terminated our services agreement with Game Group initially established in fiscal 1996. As a result, management services will no longer be a source of revenue for us starting in fiscal 2005

        Retail sales are recognized as revenue at the point of sale. Mail order and Internet sales are recognized as revenue upon delivery to and acceptance by the customer. Revenues from shipping and handling are recorded in revenue and recognized upon shipment. Warranty revenue is amortized over the life of the warranty contract. Magazine subscription revenue is recognized over the life of the subscription.

        We also engage in the sale, purchase and trading of pre-played video game products. Effective in the second quarter of fiscal 2003, we changed our statement of income classification for pre-played merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-played merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $50.1 million for the fifty-two week period ended February 2, 2002. There was no impact on operating income or net income for any period as a result of this reclassification.

        Revenues for management services are recorded as earned. In fiscal 2004, management fees were derived from service agreements with Game Group and Sports Collectibles Acquisition Company ("SCAC") as well as $4.7 million earned as part of our termination of the services agreement with Game Group. We received $15.0 million from Game Group as part of the settlement for terminating the agreement. Based on an independent analysis, the covenants not to compete with Game Group in the United Kingdom, Ireland, France and Spain were determined to have a value equal to $10.3 million, which was recorded as deferred revenue. Based on the terms of these covenants, $5.8 million and $4.5 million will be recognized as income in fiscal 2005 and fiscal 2006, respectively.

Income Taxes

        We are subject to federal, state and local income tax in many jurisdictions in the United States as well as internationally. Income taxes are calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to our operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognition and inventory valuation methods. We must also assess the likelihood that our deferred tax assets will be recovered from our future taxable income. To the extent we believe that recovery is unlikely, we are required to establish valuation allowances. We established valuation allowances of $352,000 and $546,000 as of January 31, 2004 and February 1, 2003, respectively, due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. Future tax expense may be impacted by this judgment. As of January 31, 2004, we have recorded $4.2 million of deferred tax assets related to net operating loss carryforwards for which no valuation allowance is recorded.

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

        When we determine that the carrying value of an identifiable intangible or long-lived asset may not be recoverable based on one or more of these factors, we test for impairment to determine if an impairment charge is required.

        Goodwill is tested annually for impairment. We use a two-step impairment assessment to determine if an impairment charge is required. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any. After completing our annual goodwill impairment test for fiscal 2004, no impairment was required.

        Net intangible assets, long-lived assets and goodwill amounted to $144.1 million and $122.0 million as of January 31, 2004 and February 1, 2003, respectively. See Note 14 to the consolidated financials statements for more details.

Change in Accounting Principle

        In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16. In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events we conduct for our vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. We then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, was recorded as a cumulative effect of change in accounting principle in fiscal 2003 for the impact of this adoption on prior fiscal years.

        As of January 31, 2004 and February 1, 2003, $10.8 million and $10.0 million, respectively, of our vendor advertising allowances have been recorded as a reduction of inventory.

        The following table reflects the vendor allowances received and how they were classified in the consolidated financial statements (actual and pro forma for the change in accounting principle) for fiscal 2004, fiscal 2003 and fiscal 2002:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(Amounts in thousands)
Actual
Total vendor allowances	$63,979	$54,116	$49,102
Gross profit	$427,352	$345,575	$238,628
Percent to total revenues	26.7%	26.2%	22.4%
Amount classified as reduction in cost of goods sold	$49,421	$42,925	—
Percent to total revenues	3.1%	3.3%	—
Amount classified as reduction in selling, general & administrative expense	$13,704	$8,829	$49,102
Percent to total revenues	0.9%	0.7%	4.6%
Amount classified as a reduction in merchandise inventory	$10,842	$9,989	—
Pro forma
Gross profit			$280,722
Percent to total revenues			26.4%
Amount classified as reduction in cost of goods sold			$42,094
Percent to total revenues			3.9%
Amount classified as reduction in selling, general & administrative expense			$6,192
Percent to total revenues			0.6%
Amount classified as a reduction in merchandise inventory			$7,628

        Prior to our adoption of Issue 02-16, we recognized all vendor advertising allowances as an offset to selling, general and administrative expense. These allowances exceeded the specific, incremental costs of the advertising and promotional events conducted by us. The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expense. These other operating expenses, which were incurred to support advertising and promotional expenses, included: marketing and merchandising department expenses to develop, promote and manage the events; direct store and store supervisory payroll expenses to implement, manage and monitor the events; distribution expenses associated with receiving and shipping of materials necessary for the events; and corporate expenses related to the design, production and maintenance of Internet advertising events.

        The following pro forma financial information for fiscal 2002 reflects the impact of Issue 02-16 as if it had been adopted prior to fiscal 2002:

Consolidated Statements of Income
(Amounts in thousands, except per share amounts)

	As reported Fiscal 2002(1)	Pro forma Fiscal 2002
Net sales	$1,059,338	$1,059,338
Management fees	5,889	5,889

Total revenues	1,065,227	1,065,227
Cost of goods sold	826,599	784,505

Gross profit	238,628	280,722
Costs and expenses:
Selling, general and administrative expense	179,464	222,374
Restructuring and asset impairment charge	12,638	12,638
Depreciation and amortization	19,750	19,750

Operating income	26,776	25,960
Interest income, net	1,884	1,884

Income before income taxes	28,660	27,844
Income tax expense	10,948	10,636

Net income	$17,712	$17,208

Net income per share:
Basic	$0.74	$0.72

Diluted	$0.73	$0.71

Weighted average shares outstanding:
Basic	23,868	23,868

Diluted	24,230	24,230

Selected Balance Sheet information:
Merchandise inventories	$149,792	$142,164
Total stockholders' equity	237,160	232,387

(1)
Effective in the second quarter of fiscal 2003, we changed the statement of income classification for pre-played merchandise trade-in activity to be consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-played merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $50.1 million in fiscal 2002. There was no impact on operating income or net income for any period as a result of this reclassification.

Results of Operations

        The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net sales	99.2%	99.4%	99.4%
Management fees	0.8	0.6	0.6

Total revenues	100.0	100.0	100.0
Cost of goods sold	73.3	73.8	77.6

Gross profit	26.7	26.2	22.4
Selling, general and administrative expense	20.5	20.3	16.8
Restructuring and asset impairment (reversal) charge	—	(0.2)	1.2
Depreciation and amortization	1.8	1.7	1.9

Operating income	4.4	4.4	2.5
Interest income, net	0.1	0.1	0.2

Income before income tax expense and cumulative effect of change in accounting principle	4.5	4.5	2.7
Income tax expense	1.6	1.7	1.0

Income before cumulative effect of change in accounting principle	2.9	2.8	1.7
Cumulative effect of change in accounting principle, net of tax	—	(0.3)	—

Net income	2.9%	2.5%	1.7%

Fiscal 2004 Compared to Fiscal 2003

        Net sales increased 21.3% from $1,309.2 million in fiscal 2003 to $1,588.4 million in fiscal 2004. The increase in net sales was primarily attributable to the sales volume of approximately $138.6 million resulting from 399 new stores opened during fiscal 2004, coupled with a favorable foreign currency exchange rate impact of $42.5 million on comparable store sales in fiscal 2004. Overall comparable store sales for fiscal 2004 were even to last year as increases in comparable store sales for our strip-center locations offset decreases in comparable store sales for our mall-based stores. Our net comparable store sales results compare favorably to the United States interactive entertainment industry, which experienced a decline of 2.1% in fiscal 2004. Net sales from the BC Sports Collectibles and EB Kids stores for fiscal 2003 was $13.5 million.

        Management fees increased 77.1% from $7.6 million in fiscal 2003 to $13.4 million in fiscal 2004. The increase was primarily due to $4.7 million of fees earned in connection with our termination of the services agreement with Game Group. An increase in Game Group's sales and a more favorable currency exchange rate between the British pound and U.S. dollar in fiscal 2004 accounted for the remainder of the increase.

        Cost of goods sold increased 20.9% from $971.2 million in fiscal 2003 to $1,174.4 million in fiscal 2004. As a percentage of net sales, cost of goods sold decreased from 74.2% in fiscal 2003 to 73.9% in fiscal 2004. This decrease, as a percentage of net sales, was primarily due to a shift in business from lower margin hardware products to higher margin software products, offset, in part, by a decrease in vendor allowances recognized in cost of goods sold. Cost of goods sold does not include purchasing and distribution center operating expenses of approximately $17.6 million in fiscal 2004 and $15.3 million in fiscal 2003, which are included in selling, general and administrative expense. Accordingly, our cost of goods sold may not be comparable to the cost of goods sold of other retailers. Cost of goods sold from the BC Sports Collectibles and EB Kids stores for fiscal 2003 was $9.6 million.

        Selling, general and administrative expense increased 22.8% from $267.6 million in fiscal 2003 to $328.6 million in fiscal 2004. The increase is primarily due to expenses associated with a larger domestic and international store base and the associated increases in store expenses of $51.3 million and headquarter expenses of $8.5 million. As a percentage of total revenues, selling, general and administrative expense increased from 20.3% in fiscal 2003 to 20.5% in fiscal 2004. This increase was primarily due to expenses associated with opening 399 new stores in fiscal 2004. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for fiscal 2003 was $6.9 million.

        We had a net reversal of $2.6 million of the restructuring and asset impairment charge in fiscal 2003 resulting from our adoption of a plan in fiscal 2002 to close the operations of all 29 EB Kids stores and sell the 22-store BC Sports Collectibles business. The reversal was primarily related to store lease related accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business.

        Depreciation and amortization expense increased 23.8% from $22.5 million in fiscal 2003 to $27.9 million in fiscal 2004. The increase was primarily due to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and the remodeling of existing stores, and fixtures, equipment and computer software at corporate headquarters and existing distribution centers.

        Operating income increased 22.0% from $58.1 million in fiscal 2003 to $70.9 million in fiscal 2004. As a percentage of total revenues, operating income was 4.4% in both fiscal 2004 and fiscal 2003. Excluding the $2.6 million net reversal of the restructuring and asset impairment charge in fiscal 2003, operating income would have been $55.5 million, or 4.2% of total revenues in fiscal 2003. Due to favorable foreign exchange rates and continued growth in our international operations, the percentage of the foreign contribution to operating income increased from 14.7% in fiscal 2003 to 42.2% in fiscal 2004. Operating loss from the BC Sports Collectibles and EB Kids stores for fiscal 2003 was $0.5 million.

        Income tax expense increased 20.2% from $22.4 million in fiscal 2003 to $26.9 million in fiscal 2004. As a percentage of income before income tax expense, income tax expense decreased from 37.4% in fiscal 2003 to 37.0% in fiscal 2004. Our effective tax rate decreased from the prior year principally as a result of an increase in operations in foreign jurisdictions that have lower tax rates than the United States.

Fiscal 2003 Compared to Fiscal 2002

        Net sales increased 23.6% from $1,059.3 million in fiscal 2002 to $1,309.2 million in fiscal 2003. The increase in net sales was primarily attributable to the additional sales volume from 270 new stores, approximately $102.0 million, opened during fiscal 2003 and a comparable store sales increase of 8.3%, or $84.8 million. The increase was driven by continuing strong sales of Sony's PlayStation 2 software, as well as a full year of sales from Nintendo's GameCube and Microsoft's Xbox which were introduced in November 2001, and Nintendo's Game Boy Advance which was introduced in June 2001.

        Management fees increased 28.3% from $5.9 million in fiscal 2002 to $7.6 million in fiscal 2003. The increase in management fees earned in fiscal 2003 was primarily due to an increase in Game Group's sales along with a more favorable currency exchange rate between the British pound and U.S. dollar in fiscal 2003. In addition we earned $150,000 in management fees from SCAC in fiscal 2003.

        Cost of goods sold increased 17.5% from $826.6 million in fiscal 2002 to $971.2 million in fiscal 2003. As a percentage of net sales, cost of goods sold decreased from 78.0% in fiscal 2002 to 74.2% in fiscal 2003. This decrease in cost of goods sold, as a percentage of net sales, was partially due to a reclassification of $42.9 million, or 3.3% of net sales, of fiscal 2003 vendor advertising allowances from selling, general and administrative expense in connection with our change in accounting policy. The balance of the decrease was primarily attributable to the shift in sales from lower margin hardware to higher margin software of 0.7% and reduced freight costs of 0.3%. These improvements were partially offset by a decrease in sales of higher margin PC product accounting for 0.3%. Cost of goods sold does not include purchasing and distribution center operating costs of approximately $15.3 million in fiscal 2003 and $13.9 million in fiscal 2002, which are included in selling, general and administrative expense. Accordingly, our cost of goods sold may not be comparable to the cost of goods sold of other retailers.

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

        Depreciation and amortization expense increased 14.0% from $19.8 million in fiscal 2002 to $22.5 million in fiscal 2003. The increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings, remodeling of existing stores, and capital improvements, furniture and fixtures and computer software at corporate headquarters.

        In fiscal 2002, the restructuring and asset impairment charge of $12.6 million resulted from our adoption of a plan to close the operations of all 29 EB Kids stores and sell the 22-store BC Sports Collectibles business. The charge represents a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination costs. In fiscal 2003, the $2.6 million net reversal of the restructuring and asset impairment charge resulted primarily from store lease related accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business.

        Operating income increased 117.0% from $26.8 million in fiscal 2002 to $58.1 million in fiscal 2003. As a percentage of total revenues, operating income increased from 2.5% in fiscal 2002 to 4.4% in fiscal 2003. Excluding the $2.3 million charge to cost of goods sold and the $12.6 million restructuring and asset impairment charge in fiscal 2002, operating income would have been $41.7 million, or 3.9% of total revenues in fiscal 2002. Excluding the $2.6 million net reversal of the restructuring and asset impairment charge in fiscal 2003, operating income would have been $55.5 million, or 4.2% of total revenues in fiscal 2003.

        Interest income, net, decreased 11.0% from $1.9 million in fiscal 2002 to $1.7 million in fiscal 2003. The decrease was due to lower interest rates on short-term investments.

        Income tax expense increased 104.4% from $10.9 million in fiscal 2002 to $22.4 million in fiscal 2003. As a percentage of pre-tax income, income tax expense decreased from 38.2% in fiscal 2002 to 37.4% in fiscal 2003. Our effective tax rate decreased from the prior year principally as a result of an increase in operations in foreign jurisdictions that have lower tax rates than the United States and an increase in tax-exempt interest income.

        We changed our accounting policy with respect to the recording of vendor advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $4.8 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change on fiscal years prior to fiscal 2003.

Liquidity and Capital Resources

        We have historically financed operations primarily through cash generated from operations and funds available under our credit facility. We expect capital expenditures to be approximately $60.0 million during fiscal 2005. Expenditures will include the opening of 400 new stores, the construction of a distribution center in Pennsylvania to consolidate our two existing Pennsylvania distribution centers, and the acquisition of two distribution centers to accommodate our expanding European operations. We have entered into an agreement to sell one of the existing Pennsylvania distribution centers for approximately $5.5 million. We expect this sale to be completed in early 2005.

        We generated $100.7 million in cash from operations in fiscal 2004 and $27.1 million in fiscal 2003. The $100.7 million of cash generated from operations in fiscal 2004 was primarily the result of $45.7 million in net income, $25.8 million in non-cash charges to net income, an increase in accounts payable of $39.3 million and an increase in accrued expenses of $22.6 million, offset, in part, by an increase in merchandise inventory of $17.5 million and a $12.1 million increase in accounts receivable. The increase in accounts payable was primarily due to an increased store base. The increase in accrued expenses was due in part to an increased store base. The increase in merchandise inventory was due to an increased store base, partially offset by prior year inventories being higher than normal due to slower than expected holiday sales in fiscal 2003. The increase in accounts receivable was due in part to Game Group's December 2003 management fee payment for $2.2 million not being received until February 2004. The $27.1 million of cash generated from operations in fiscal 2003 was primarily the result of $32.6 in net income, $23.9 million in non-cash charges to net income, an increase of $8.2 million in accrued expenses and a $6.1 million increase in income taxes payable, offset, in part, by a $38.5 million increase in merchandise inventory, net of accounts payable. In fiscal 2003, the $38.5 million increase in inventory, net of accounts payable, was due to an increased store base coupled with slower than expected holiday sales. The $8.2 million increase in accrued expenses was primarily due to an increased store base and an increase in customer liabilities.

        We made capital expenditures of $43.0 million in fiscal 2004, primarily to open new stores, to remodel existing stores and to re-brand 158 existing stores to the EB Games name. We made capital expenditures of $35.8 million in fiscal 2003, primarily to open new stores, to remodel existing stores, to re-brand 96 existing stores to the EB Games name, and to enhance the inventory system in our Louisville distribution center. In fiscal 2003, we also made investments of $1.6 million to acquire additional interests in our European subsidiaries and to acquire a five store retail chain in the United States.

        In May 2003, our Board of Directors approved a program to repurchase up to 1.5 million shares of our outstanding common stock. During fiscal 2004, we completed the program and repurchased 1.5 million shares of common stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

        In November 2003, our Board of Directors approved a program to repurchase up to 2.0 million additional shares of our outstanding common stock. As of January 31, 2004, we repurchased 115,700 shares of common stock at a weighted average cost, including broker commissions, of $23.21 per share. Cash expenditures for these stock repurchases totaled $2.7 million.

        In September 2003, we entered into a third amendment to our $50.0 million asset based revolving credit facility with Fleet Capital Corporation. Pursuant to the amendment, we agreed to use Fleet Capital Corporation cash concentration accounts under limited circumstances as described in the amendment. In addition, the requirement that the Kim family maintain certain ownership of our common stock was eliminated. The credit facility is scheduled to expire on March 16, 2005. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 points or Fleet's base rate of interest, at our option. The revolving credit facility is secured by certain assets, including our accounts receivable, inventory, fixtures and equipment. As of January 31, 2004, we had no outstanding borrowings under our credit facility.

        The following table represents our total contractual obligations as of January 31, 2004 (amounts in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$431,156	$80,662	$152,225	$118,702	$79,567
BC Lease Obligation(1)	204	204	—	—	—

Total	$431,360	$80,866	$152,225	$118,702	$79,567

(1)
Effective as of the close of business on November 2, 2002, we closed on the sale transaction of the BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities for each of its 22 stores for up to $13 million. The purchase agreement provides SCAC the right, exercisable at any time after November 2, 2004, to assign back to us two of the store leases. We have retained an accrual of $204,000 for the estimated lease termination costs related to this option. The actual costs associated with these lease terminations could be higher than this amount.

        We have entered into an agreement to lease or acquire a 315,000 square foot distribution center in Coatesville, Pennsylvania, which includes an option to purchase the building for $12.2 million. Although the date by which we are required to exercise this option has not yet occurred, we currently expect to exercise the purchase option at such time. Construction on this facility is expected to be completed in the Fall of 2004.

        Letters of credit outstanding with various financial institutions were $913,000 and $694,000 at January 31, 2004 and February 1, 2003, respectively.

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

        The following tables set forth certain unaudited quarterly statement of income information for fiscal 2004 and fiscal 2003. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown (amounts in thousands, except income per share and number of stores).

	Fiscal 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)
Total revenues	$303,464	$302,083	$324,716	$671,518
Gross profit	80,195	82,470	89,178	175,509
Operating income	4,606	2,295	2,092	61,888
Net income	3,172	1,671	1,482	39,404
Net income per share:
—Basic	0.12	0.07	0.06	1.59
—Diluted	0.12	0.07	0.06	1.57
Stores open at quarter end	1,217	1,303	1,436	1,528
	Fiscal 2003(1)(3)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$237,640	$262,635	$282,960	$533,544
Gross profit	63,044	66,174	75,129	141,228
Operating income	1,918	549	5,682	49,947
Income before cumulative effect of change in accounting principle	1,471	594	3,742	31,593
Net (loss) income	(3,302)	594	3,742	31,593
Income per share before cumulative effect of change in accounting principle:
—Basic	0.06	0.02	0.14	1.22
—Diluted	0.06	0.02	0.14	1.21
Net (loss) income per share:
—Basic	(0.13)	0.02	0.14	1.22
—Diluted	(0.13)	0.02	0.14	1.21
Stores open at quarter end	948	994	1,078	1,145

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

(2)
The $671.5 million of total revenues in the fourth quarter of fiscal 2004 includes management fee revenue of $4.7 million pre-tax ($2.9 million after-tax, or $0.12 per diluted share) recorded in connection with the termination of the services agreement with Game Group.

(3)
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

Related Party Transactions

        On January 30, 2004, we terminated the services agreement with Game Group initially established in fiscal 1996. Under the terminated services agreement, Game Group was responsible for the payment of management fees equal to 1.0% of Game Group's adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. Our management fee receivable at January 31, 2004 and February 1, 2003 were $2.7 million and $605,000, respectively; both were included in accounts receivable-trade and vendors on our consolidated balance sheet. Management fees received from Game Group under the services agreement for fiscal 2004, fiscal 2003 and fiscal 2002 were $8.6 million, $7.4 million and $6.0 million, respectively. As part of the agreement to terminate the services agreement, Game Group agreed to pay us $15.0 million. We received this payment in February 2004. We recognized $4.7 million of this payment as revenue earned on our consolidated statement of income for fiscal 2004. The termination agreement prohibits us from competing with Game Group in the United Kingdom and Ireland until February 2006 and in France and Spain until February 2005. Based on an independent analysis, these covenants not to compete were determined to have a value of $10.3 million, which was recorded as deferred revenue. Based on the terms of these covenants, $5.8 million and $4.5 million will be recognized as income in fiscal 2005 and fiscal 2006, respectively. Game Group is prohibited from entering the Italian and German markets until February 2005.

        On November 2, 2002, we sold our BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, our Chairman. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided by us to SCAC for a six-month period after the closing for an additional $300,000. $150,000 of the fee received for transition services was earned and recognized as income in fiscal 2003 and the remaining $150,000 in fiscal 2004. The transaction was negotiated and approved by a committee of our Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business.

Recent Accounting Pronouncements

        Effective February 2, 2003, we adopted Statement of Financial Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The adoption of this pronouncement had no effect on our consolidated results of operations and financial condition.

        In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement had no effect on our consolidated results of operations and financial condition.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that an issuer classify a financial instrument that is within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement had no effect on our consolidated results of operations and financial condition.

        In November 2003, the EITF reached a consensus on EITF 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF 03-10 addresses the application of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 addresses accounting issues pertaining to recognizing cash consideration received by a reseller from a vendor entered into after December 31, 2002. The provisions of EITF No. 03-10 would be applied to new arrangements involving the accounting for sales incentives tendered by consumers in fiscal periods beginning after November 25, 2003. We adopted this consensus in the fourth quarter of fiscal 2004 with no impact on our consolidated results of operations and financial condition.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In December 2003, FIN 46R, a modification to FIN 46 was issued which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. We currently do not expect that the adoption of this Interpretation will have a material impact on our consolidated results of operations and financial condition.

Impact of Inflation

        We do not believe that inflation has had a material effect on our net sales or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We invest cash balances in excess of operating requirements in short-term investment grade securities, with maturities of 90 days or less. In addition, our revolving credit facility provides for borrowings which bear interest at variable rates based on either the bank's base rate or LIBOR plus 250 basis points, at our option. We had no borrowings outstanding pursuant to the revolving credit facility as of January 31, 2004. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.

        We have retail operations in various foreign countries including Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea and Sweden. We are subject to currency exchange rate and currency devaluation risks due to these operations. With our continuing growth in these countries, we believe that currency exchange rate fluctuations may have a material effect on our results of operations and financial condition in future years. Had currency exchange rates remained at fiscal 2003 levels, our total revenues and operating income would have decreased by $45.2 million and $4.3 million, respectively. We routinely enter into forward and cross-currency swap exchange contracts in the regular course of business to manage exposure against foreign currency fluctuations on intercompany loans, investments in subsidiaries, and accounts payable. As of January 31, 2004, we have foreign currency forward contracts with a notional amount of $9.6 million and cross-currency swap contracts with a notional amount of $35.4 million. The total fair market value of all contracts is a deficit of approximately $10.7 million. Six contracts with a notional amount of $12.6 million expire during fiscal 2005 and the remaining contracts with a notional amount of $32.4 million expire in future years. We intend to monitor our exposure to these risks and re-evaluate our hedging strategies as appropriate.

        The table below provides information about the notional amount and maturities of our derivative financial instruments and other financial instruments. The notional amounts are generally used to calculate the contractual payments to be exchanged under the contracts.

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total	FMV 2004 FYE
	(Amounts in thousands)
Forward Exchange Contracts
Notional Contract Amount	$9,550	$—	$—	$—	$—	$—	$9,550	$(1,311)
Cross Currency Swap Contracts
Notional Contract Amount	3,000	2,808	29,159	443	—	—	35,410	(9,419)

Item 8. Consolidated Financial Statements and Financial Statement Schedule

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

Independent Auditors' Report

The Board of Directors and Stockholders
Electronics Boutique Holdings Corp.:

        We have audited the accompanying consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronics Boutique Holdings Corp. and subsidiaries as of January 31, 2004 and February 1, 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 11, 2004

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	January 31, 2004	February 1, 2003
Assets
Current assets:
Cash and cash equivalents	$157,968	$121,873
Accounts receivable:
Trade and vendors	22,407	12,261
Other	17,405	2,300
Merchandise inventories	253,577	226,866
Deferred tax asset	9,895	9,870
Prepaid expenses and other current assets	16,435	9,310

Total current assets	477,687	382,480

Property and equipment:
Building & leasehold improvements	113,109	97,107
Fixtures and equipment	121,486	93,399
Land	5,827	5,427
Construction in progress	2,826	1,968

	243,248	197,901
Less accumulated depreciation and amortization	112,801	87,975

Net property and equipment	130,447	109,926
Goodwill and other intangible assets, net of accumulated amortization of $666 and $377	13,662	12,041
Deferred tax asset	10,476	11,854
Other non current assets	4,103	5,313

Total assets	$636,375	$521,614

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$220,481	$176,146
Accrued expenses	73,336	43,242
Income taxes payable	17,862	18,595

Total current liabilities	311,679	237,983
Long-term liabilities:
Deferred rent and other long-term liabilities	20,716	9,131

Total liabilities	332,395	247,114

Stockholders' equity:
Preferred stock—authorized 25,000 shares; $.01 par value; no shares issued and outstanding at January 31, 2004 and February 1, 2003	—	—
Common stock—authorized 100,000 shares; $.01 par value; 26,449 shares issued and 24,834 shares outstanding at January 31, 2004; 25,882 shares issued and outstanding at February 1, 2003	264	259
Treasury stock—1,615 and 0 shares at January 31, 2004 and February 1, 2003, respectively, at cost	(34,455)	—
Additional paid-in capital	181,204	169,527
Accumulated other comprehensive income (loss)	5,411	(1,113)
Retained earnings	151,556	105,827

Total stockholders' equity	303,980	274,500

Total liabilities and stockholders' equity	$636,375	$521,614

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net sales	$1,588,406	$1,309,226	$1,059,338
Management fees	13,375	7,553	5,889

Total revenues	1,601,781	1,316,779	1,065,227
Cost of goods sold	1,174,429	971,204	826,599

Gross profit	427,352	345,575	238,628
Costs and expenses:
Selling, general and administrative expense	328,577	267,566	179,464
Restructuring and asset impairment (reversal) charge	—	(2,611)	12,638
Depreciation and amortization	27,894	22,524	19,750

Operating income	70,881	58,096	26,776
Interest income, net	1,751	1,677	1,884

Income before income tax expense and cumulative effect of change in accounting principle	72,632	59,773	28,660
Income tax expense	26,903	22,373	10,948

Income before cumulative effect of change in accounting principle	45,729	37,400	17,712
Cumulative effect of change in accounting principle, net of income tax expense	—	(4,773)	—

Net income	$45,729	$32,627	$17,712

Income per share before cumulative effect of change in accounting principle:
Basic	$1.82	$1.44	$0.74

Diluted	$1.80	$1.42	$0.73

Per share cumulative effect of change in accounting principle:
Basic		$(0.18)

Diluted		$(0.18)

Net income per share:
Basic	$1.82	$1.26	$0.74

Diluted	$1.80	$1.24	$0.73

Weighted average shares outstanding:
Basic	25,114	25,833	23,868

Diluted	25,415	26,247	24,230

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in thousands)

	Preferred stock		Common stock		Treasury stock			Accumulated other comprehensive (loss) income
							Additional paid-in capital		Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance Feb. 3, 2001	—	$—	22,305	$223	—	$—	$77,061	$(1,552)	$55,488	$131,220
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	17,712	17,712
Foreign currency translations	—	—	—	—	—	—	—	(1,417)	—	(1,417)
Hedging activities	—	—	—	—	—	—	—	359	—	359

Total comprehensive income										16,654

Issuance of common stock	—	—	2,519	25	—	—	68,586	—	—	68,611
Exercise of stock options	—	—	959	10	—	—	13,926	—	—	13,936
Tax benefit from stock options exercised	—	—	—	—	—	—	6,739	—	—	6,739

Balance Feb. 2, 2002	—	—	25,783	258	—	—	166,312	(2,610)	73,200	237,160

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	32,627	32,627
Foreign currency translations	—	—	—	—	—	—	—	6,574	—	6,574
Hedging activities	—	—	—	—	—	—	—	(5,077)	—	(5,077)

Total comprehensive income										34,124

Issuance of common stock	—	—	23	—	—	—	467	—	—	467
Exercise of stock options	—	—	76	1	—	—	1,190	—	—	1,191
Tax benefit from stock options exercised	—	—	—	—	—	—	1,558	—	—	1,558

Balance Feb. 1, 2003	—	—	25,882	259	—	—	169,527	(1,113)	105,827	274,500

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	45,729	45,729
Foreign currency translations	—	—	—	—	—	—	—	12,981	—	12,981
Hedging activities	—	—	—	—	—	—	—	(6,457)	—	(6,457)

Total comprehensive income										52,253

Issuance of common stock	—	—	32	—	—	—	531	—	—	531
Exercise of stock options	—	—	535	5	—	—	8,590	—	—	8,595
Repurchase of common stock	—	—	—	—	(1,615)	(34,455)	—	—	—	(34,455)
Tax benefit from stock options exercised	—	—	—	—	—	—	2,556	—	—	2,556

Balance Jan. 31, 2004	—	$—	26,449	$264	(1,615)	$(34,455)	$181,204	$5,411	$151,556	$303,980

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Cash flows from operating activities:
Net income	$45,729	$32,627	$17,712
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	27,452	22,209	19,493
Amortization of other assets	442	315	257
Loss on disposal of property and equipment	313	649	227
Deferred taxes	1,705	1,284	(9,800)
Foreign currency transaction loss (gain)	597	(537)	—
Management fees from termination agreement	(4,660)	—	—
Changes in assets and liabilities:
Accounts receivable	(12,070)	(2,133)	(3,617)
Merchandise inventories	(17,537)	(74,831)	(47,009)
Prepaid expenses	(6,635)	(1,567)	(2,261)
Other long-term assets	1,188	(1,594)	(660)
Accounts payable	39,266	36,335	32,785
Accrued expenses	22,635	8,164	9,844
Income taxes payable	1,451	6,087	14,095
Deferred rent and other long-term liabilities	787	90	357

Net cash provided by operating activities	100,663	27,098	31,423

Cash flows from investing activities:
Purchases of property and equipment	(42,972)	(35,762)	(23,725)
Proceeds from disposition of assets	135	2,544	93
Businesses acquired, net of cash	(111)	(1,552)	(9,223)

Net cash used in investing activities	(42,948)	(34,770)	(32,855)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,595	1,191	13,935
Repurchase of common stock	(34,455)	—	—
Repayments of long-term debt	—	(506)	(24)
Proceeds from issuance of common stock	531	467	68,612

Net cash (used in) provided by financing activities	(25,329)	1,152	82,523

Effects of exchange rates on cash	3,709	1,870	321

Net increase (decrease) in cash and cash equivalents	36,095	(4,650)	81,412
Cash and cash equivalents, beginning of year	121,873	126,523	45,111

Cash and cash equivalents, end of year	$157,968	$121,873	$126,523

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16	$31	$16
Income taxes	23,301	13,469	8,221

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Electronics Boutique Holdings Corp. (collectively with its subsidiaries, the "Company") is the world's largest specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. The Company operates in only one business segment, as substantially all of its revenues, net income and assets are derived from these primary products.

        The Company had 1,528, 1,145 and 937 operating retail stores throughout the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea and Sweden at January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Total revenues from the Company's United States, Canada and other foreign operations were 75%, 10% and 15%, respectively in fiscal 2004, 81%, 9% and 10%, respectively in fiscal 2003 and 86%, 8% and 6%, respectively in fiscal 2002. Long-lived assets located in the United States, Canada and other foreign countries were 71%, 14% and 15%, respectively for the fiscal year ended January 31, 2004, and 74%, 14% and 12%, respectively for the fiscal year ended February 1, 2003. The Company is subject to the risks inherent in conducting business across national boundaries. The Company also operates a mail order business and sells its products via the Internet. Approximately 38%, 39% and 38% of fiscal 2004, fiscal 2003 and fiscal 2002 sales, respectively, were generated from merchandise purchased from its three largest vendors. The Company is highly dependent on the introduction by its vendors of new and enhanced video game and PC hardware and software.

Fiscal Year-End

        The Company's fiscal year ends on the Saturday nearest January 31.

Principles of Consolidation

        The consolidated financial statements include the financial position and results of operations of Electronics Boutique Holding Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current presentation.

Revenue Recognition

        Retail sales are recognized as revenue at the point of sale. Mail order and Internet sales are recognized as revenue upon delivery to and acceptance by the customer. Warranty revenue is amortized over the life of the warranty. Magazine subscription revenue is recognized over the life of the subscription. Management fees are recognized in the period that related services are provided. Sales are recorded net of estimated amounts for sales returns and other allowances. Shipping and handling fee income from the Company's mail order and Internet operations is recognized as net sales. The Company records shipping and handling costs in cost of goods sold. See Note 12 for additional information.

Cost of Goods Sold

        Cost of goods sold includes the following: cost of merchandise purchased from its vendors, freight expense, purchase discounts, vendor advertising allowances in excess of incremental related advertising expenses, volume purchase rebates and inventory shrinkage expense. The Company also engages in the purchase and trading of pre-played video game products. The Company's gross margins may not be comparable to those of other retailers or companies in general due to the items the Company includes in cost of goods sold.

Selling, General and Administrative Expense

        Selling, general and administrative expense includes the following: retail store operating costs, distribution center operating costs, marketing and promotional expenses net of vendor reimbursements for these expenses, and corporate operating expenses.

Vendor Programs

        The Company receives vendor allowances for certain events offered to its vendors. These events include items such as product catalog advertising, in-store display promotions, Internet advertising, co-op print advertising, product training and promotion at the Company's trade show and inclusion in its vendor-of-the-month program.

        Prior to fiscal 2003, all vendor advertising allowances were recognized as an offset to selling, general and administrative expense. In fiscal 2003, the Company adopted Emerging Issues Task Force (EITF) Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," effective as of the beginning of fiscal 2003. In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise. See Note 2 for further discussion.

        Vendor allowances reflected in the financial statements were $64.0 million, $54.1 million and $49.1 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Advertising expenses, excluding the vendor allowances, were $16.8 million, $11.3 million and $8.2 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 31, 2004, the Company had $4.3 million in restricted cash that was recorded as other current assets on the consolidated balance sheet.

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

        On January 30, 2004, the Company entered into an agreement to terminate its services agreement with Game Group Plc (formerly The Electronics Boutique Plc.), a specialty interactive entertainment retailer based in the United Kingdom. Under the termination agreement, Game Group agreed to pay the Company $15.0 million. We received this payment in February 2004. The termination agreement eliminated and modified certain restrictive covenants that impacted the Company's ability to expand in Europe. Based on an independent analysis, the remaining covenants not to compete with Game Group in the United Kingdom, Ireland, France and Spain were determined to have a value equal to $10.3 million, which was recorded as deferred revenue. Based on the terms of these covenants, $5.8 million (accrued expenses) and $4.5 million (deferred rent and other long-term liabilities) will be recognized as income in fiscal 2005 and fiscal 2006, respectively.

Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill and should be used for all business combinations initiated after June 30, 2001. SFAS No. 142 states that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The adoption of SFAS No. 141 by the Company in fiscal 2002 did not have a material impact on its consolidated financial statements. See Note 14, "Goodwill and Other Intangible Assets", for disclosures required by SFAS No. 142.

Other Assets

        Other assets consist principally of life insurance programs for certain key executives and security deposits.

Guarantees

        As of January 1, 2003, the Company has adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation requires certain disclosures be made by a guarantor in its interim and annual financial statements and requires that liabilities for guarantees entered into on or after January 1, 2003 be recorded at fair value. The Company remains contingently liable for the 22 BC Sports Collectibles store leases assigned to Sports Collectibles Acquisition Corporation ("SCAC") which are discussed further in Note 6. Mr. Kim has entered into an indemnification agreement with the Company with respect to these leases. If SCAC were to default on these lease obligations, the Company would be liable to the landlords for up to $13 million in minimum rent and landlord charges. Due to Mr. Kim's agreement to indemnify the Company for any costs arising from the BC Sports Collectibles leases, no accrual was recorded for this potential liability. The purchase agreement provides SCAC the right, exercisable at any time after November 2, 2004, to assign back to the Company two of the store leases. The Company has an accrual of $204,000 for the estimated lease termination costs related to this option. See Note 6, "Related Party Transactions," for more details on the BC Sports Collectibles sale.

Leasing Expenses

        The Company recognizes lease expense on a straight-line basis over the term of the lease when lease agreements provide for increasing fixed rentals. The difference between lease expense recognized and actual payments made is included in deferred rent and prepaid expenses on the consolidated balance sheet.

Pre-opening Costs and Advertising Expense

        Pre-opening and start-up costs for new stores are charged to the store in the first month of operations. Costs of advertising and sales promotion programs are charged to operations, offset by direct vendor reimbursements, as incurred.

Foreign Currency

        The accounts of the foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of the operations are translated using an average exchange rate for the year. The effects of the rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as accumulated other comprehensive (loss) income in the statements of stockholders' equity. Transaction gains and losses are included in net income.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement 137 and Statement 138. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As required under Statement 137, the Company adopted SFAS No. 133, as amended, in fiscal 2002. The cumulative effect of the adoption of this standard on February 4, 2001 did not materially impact the Company's results of operations, financial condition or long-term liquidity.

        Market risks relating to the Company's foreign operations result primarily from changes in foreign exchange rates. The Company routinely enters into forward and cross-currency swap exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on intercompany loans, investments in subsidiaries, and accounts payable. These contracts vary in length of duration. On January 31, 2004, the Company had a total of four forward contracts and 34 cross-currency swap contracts. The forward contracts had a notional amount of $9.6 million and the cross-currency swap contracts had a notional amount of $35.4 million. The total fair market value of all contracts at January 31, 2004 was a deficit of approximately $10.7 million, which is recorded in other long-term liabilities on the consolidated balance sheet. On February 1, 2003, the Company had a total of seven forward contracts and 27 cross-currency swap contracts. The forward contracts had a notional amount of $20.3 million and the cross-currency swap contracts had a notional amount of $27.4 million. The total fair market value of all contracts at February 1, 2003 was a deficit of approximately $4.9 million. These contracts were purchased as fair value hedges of intercompany loans and investments in subsidiaries, and cash flow hedges of trade payables. The Company recorded an immaterial net loss related to hedge ineffectiveness in fiscal 2004, fiscal 2003 and fiscal 2002. Changes in the fair value of derivatives are recorded in the same statement of income or balance sheet line as the change in value of the underlying hedged item. Six contracts with a notional amount of $12.6 million expire during fiscal 2005 and the remaining contracts with a notional amount of $32.4 million expire in future years.

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

        The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding (amounts in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Weighted average shares outstanding—basic	25,114	25,833	23,868
Dilutive effect of stock options	301	414	362

Weighted average shares outstanding—diluted	25,415	26,247	24,230

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

Fair Value of Financial Instruments

        The Company's financial instruments are its accounts receivable, accounts payable, life insurance policies and foreign exchange contracts. The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The foreign exchange contracts are recorded at fair market value.

Stock-Based Employee Compensation

        The Company accounts for its employee stock options and the purchase plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS

No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," to stock-based employee compensation.

	Fiscal 2004	Fiscal 2003(1)	Fiscal 2002
	(Amounts in thousands, except per share amounts)
Net income, as reported	$45,729	$32,627	$17,712
Less: total stock based employee compensation	4,350	4,796	3,368

Pro forma net income	$41,379	$27,831	$14,344

Net income per share:
Basic—as reported	$1.82	$1.26	$0.74

Diluted—as reported	$1.80	$1.24	$0.73

Basic—pro forma	$1.65	$1.08	$0.60

Diluted—pro forma	$1.63	$1.06	$0.59

(1)
Fiscal 2003 net income includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, or $0.18 per share, related to vendor advertising allowance. See Note 2, "Change in Accounting Principle," for further disclosures regarding the change.

New Accounting Pronouncements Adopted

        The adoption of the following pronouncements had no impact on the fiscal 2004 financial statements:

        Effective February 2, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The Company adopted this statement effective for the fiscal year ended January 31, 2004.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted this statement effective for the fiscal year ended January 31, 2004.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that an issuer classify a financial instrument that is within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement effective for the fiscal year ended January 31, 2004.

        In November 2003, the EITF reached a consensus on EITF 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF 03-10 addresses the application of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 addresses accounting issues pertaining to recognizing cash consideration received by a reseller from a vendor under agreements entered into after December 31, 2002. The provisions of EITF No. 03-10 would be applied to new arrangements involving the accounting for sales incentives tendered by consumers in fiscal periods beginning after November 25, 2003. The Company adopted this statement effective for the fiscal year ended January 31, 2004.

(2) CHANGE IN ACCOUNTING PRINCIPLE

        In November 2002, the EITF reached consensus on Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. The Company elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16. In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events the Company conducts for its vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, was recorded as a cumulative effect of change in accounting principle in fiscal 2003 for the impact of this adoption on prior fiscal years.

        As of January 31, 2004 and February 1, 2003, $10.8 million and $10.0 million, respectively, of the Company's vendor advertising allowances have been recorded as a reduction of inventory.

        The following table reflects the vendor allowances received and how they were classified in the consolidated financial statements (actual and pro forma for the change in accounting principle) for fiscal 2004, fiscal 2003 and fiscal 2002:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(Amounts in thousands)
Actual
Total vendor allowances	$63,979	$54,116	$49,102
Gross profit	$427,352	$345,575	$238,628
Percent to total revenues	26.7%	26.2%	22.4%
Amount classified as a reduction in cost of goods sold	$49,421	$42,925	—
Percent to total revenues	3.1%	3.3%	—
Amount classified as a reduction in selling, general & administrative expense	$13,704	$8,829	$49,102
Percent to total revenues	0.9%	0.7%	4.6%
Amount classified as a reduction in merchandise inventory	$10,842	$9,989	—
Pro forma
Gross profit			$280,722
Percent to total revenues			26.4%
Amount classified as a reduction in cost of goods sold			$42,094
Percent to total revenues			3.9%
Amount classified as a reduction in selling, general & administrative expense			$6,192
Percent to total revenues			0.6%
Amount classified as a reduction in merchandise inventory			$7,628

        Prior to adoption of Issue 02-16, all vendor advertising allowances were recognized as an offset to selling, general and administrative expense. These allowances exceeded the specific, incremental costs of the advertising and promotional events conducted by the Company. The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expenses. These other operating expenses, which were incurred to support advertising and promotional expenses, included such items as: marketing and merchandise department expenses to develop, promote and manage the events; direct store and store supervisory payroll expenses to implement, manage and monitor the events; distribution expenses associated with receiving and shipping of materials necessary for the events; and corporate expenses related to the design, production and maintenance of Internet advertising events.

        The following pro forma financial information for fiscal 2002 reflects the impact of Issue 02-16 as if it had been adopted prior to fiscal 2002:

Consolidated Statements of Income
(Amounts in thousands, except per share amounts)

	As reported Fiscal 2002(1)	Pro forma Fiscal 2002
Net sales	$1,059,338	$1,059,338
Management fees	5,889	5,889

Total revenues	1,065,227	1,065,227
Cost of goods sold	826,599	784,505

Gross profit	238,628	280,722
Costs and expenses:
Selling, general and administrative expense	179,464	222,374
Restructuring and asset impairment charge	12,638	12,638
Depreciation and amortization	19,750	19,750

Operating income	26,776	25,960
Interest income, net	1,884	1,884

Income before income taxes	28,660	27,844
Income tax expense	10,948	10,636

Net income	$17,712	$17,208

Net income per share:
Basic	$0.74	$0.72

Diluted	$0.73	$0.71

Weighted average shares outstanding:
Basic	23,868	23,868

Diluted	24,230	24,230

Selected Balance Sheet information:
Merchandise inventories	$149,792	$142,164
Total stockholders' equity	237,160	232,387

(1)
Effective in the second quarter of fiscal 2003, the Company changed the statement of income classification for pre-played merchandise trade-in activity to be consistent with industry practice. Previously, the Company recorded a reduction to both revenue and cost of goods sold for the cost of the pre-played merchandise accepted for trade. The reclassification of these transactions increased both revenues and cost of goods sold by $50.1 million in fiscal 2002. There was no impact on operating income or net income for any period as a result of this reclassification.

(3) COMMITMENTS

Lease Commitments

        At January 31, 2004, the future annual minimum lease payments under operating leases for the following five fiscal years and thereafter were as follows (amounts in thousands):

	Retail Store Locations	Distribution Facilities and Other	Total Lease Commitments
Fiscal 2005	$78,703	$1,959	$80,662
Fiscal 2006	77,347	1,033	78,380
Fiscal 2007	73,426	419	73,845
Fiscal 2008	66,991	234	67,225
Fiscal 2009	51,282	195	51,477
Thereafter	79,485	82	79,567

	$427,234	$3,922	$431,156

        The total future minimum lease payments include lease commitments for new retail locations not in operation at January 31, 2004, and exclude contingent rentals based upon sales volume and owner expense reimbursements. The terms of the operating leases for the retail locations provide that, in addition to the minimum lease payments, the Company is required to pay additional rent to the extent retail sales, as defined, exceed amounts set forth in the lease agreements and to reimburse the landlord for the Company's proportionate share of the landlord's costs and expenses incurred in the maintenance and operation of the shopping mall. Contingent rentals were approximately $9.9 million, $12.2 million and $12.5 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Rent expense, including contingent rental amounts, was approximately $102.7 million, $85.1 million and $72.8 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

        Certain of the Company's lease agreements provide for varying lease payments over the life of the leases. For financial statement purposes, rental expense is recognized on a straight-line basis over the original term of the agreements. Actual lease payments are less than the rental expense reflected in the statements of operations by approximately $1.3 million, $0.6 million and $0.5 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

(4) ACCRUED EXPENSES

        Accrued expenses consist of the following (amounts on thousands):

	January 31, 2004	February 1, 2003
Employee compensation and related taxes	$18,779	$13,250
Gift certificates and customer deposits	16,424	11,289
Deferred revenue	17,205	6,858
Accrued rent	6,458	1,927
Other taxes	5,342	4,592
Other accrued liabilities	9,128	5,326

Total	$73,336	$43,242

(5) DEBT

        In September 2003, the Company entered into a third amendment to its $50.0 million asset based revolving credit facility with Fleet Capital Corporation. Pursuant to the amendment, the Company agreed to use Fleet Capital Corporation cash concentration accounts under limited circumstances as described in the amendment. In addition, the requirement that the Kim family maintain certain ownership of the Company's common stock was eliminated. The credit facility is scheduled to expire on March 16, 2005. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 points or Fleet's base rate of interest, at the Company's option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. There was no outstanding balance at January 31, 2004 and February 1, 2003 on this facility.

        Letters of credit outstanding with various financial institutions were $913,000 and $694,000 at January 31, 2004 and February 1, 2003, respectively.

(6) RELATED PARTY TRANSACTIONS

Transactions with Affiliates

        On January 30, 2004, the Company terminated the services agreement with Game Group initially established in fiscal 1996. Under the services agreement, Game Group was responsible for the payment of management fees equal to 1.0% of Game Group's adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. The Company's management fees receivable at January 31, 2004 and February 1, 2003 were $2.7 million and $605,000, respectively; both were included in accounts receivable-trade and vendors on our consolidated balance sheet. Management fees received from Game Group under the services agreement for fiscal 2004, fiscal 2003 and fiscal 2002 were $8.6 million, $7.4 million and $6.0 million, respectively. As part of the agreement to terminate the services agreement, Game Group agreed to pay the Company $15.0 million, which is recorded in Accounts Receivable-Other on the Company's consolidated balance sheet at January 31, 2004. The $15.0 million was received by the Company on February 12, 2004. The Company recognized $4.7 million of this payment as revenue earned on its consolidated statement of income for fiscal 2004. The termination agreement prohibits the Company from competing with Game Group in the United Kingdom and Ireland until February 2006 and in France and Spain until February 2005. Based on an independent analysis, these covenants not to compete were determined to have a value of $10.3 million, which was recorded as deferred revenue. Based on the terms of these covenants, $5.8 million and $4.5 million will be recognized as income in fiscal 2005 and fiscal 2006, respectively. Game Group is prohibited from entering the Italian and German markets until February 2005.

        On November 2, 2002, the Company sold its BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, the Chairman of the Board. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided by the Company to SCAC for a six-month period after the closing for an additional $300,000. $150,000 of the fee received for transition services was earned and recognized as income in fiscal 2003 and the remaining $150,000 in fiscal 2004. The transaction was negotiated and approved by a committee of the Company's Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business.

(7) EMPLOYEES' RETIREMENT PLAN

        The Company provides its United States employees with retirement benefits under a 401(k) salary reduction plan. Generally, employees are eligible to participate in the plan after reaching age 21 and completing one year of service. Eligible employees may contribute up to 60% of their compensation to the plan. Company contributions are at the Company's discretion. Company contributions to the plan are fully vested for eligible employees with five years or more of service. Contributions under this plan were approximately $804,000, $624,000 and $534,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

(8) EQUITY PLANS

Equity Participation Plan

        The Company adopted equity participation plans (the "Equity Participation Plans"), pursuant to which 2.1 million and 2.0 million shares of common stock were reserved in 1998 and 2000, respectively, for issuance upon the exercise of stock options granted to employees, consultants and directors. The exercise price of options granted under the Equity Participation Plans may not be less than fair market value per share of common stock at the grant date; options become exercisable one to three years after the grant date and expire over a period of not more than ten years. Exercisability could be accelerated on a change in control of the Company as well as certain other events as defined in the Equity Participation Plans.

Employee Stock Purchase Plan

        Under the Company's Employee Stock Purchase Plan (the "Purchase Plan"), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible associates to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of January 31, 2004, 1.0 million shares remain available for issuance under the Purchase Plan. The weighted-average fair value, net of the 15% discount, of the shares purchased by employees in fiscal 2004, fiscal 2003 and fiscal 2002 was $16.53, $20.27 and $19.08, respectively.

        Pro forma information regarding net income and income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and the purchase plan under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The fair value was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Expected volatility	60.89%	62.38%	61.51%
Risk-free interest rate	3.15%	2.98%	4.28%
Expected life of options in years	4.92	4.76	4.15
Expected life of purchase rights in months	3.0	3.0	3.0
Dividend yield	—%	—%	—%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The weighted-average grant-date fair value of options granted during fiscal 2004, fiscal 2003 and fiscal 2002 was $16.95, $17.09 and $11.00, respectively.

        A summary of the Company's stock option activity, and related information for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 follows (amounts in thousands, except per share amounts):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Outstanding at beginning of year	2,388	2,093	2,050
Granted	431	433	1,085
Exercised	(535)	(76)	(959)
Forfeited	(158)	(62)	(83)

Outstanding at end of year	2,126	2,388	2,093

Exercisable at end of year	1,200	1,215	697
Weighted average price per share:
Granted	$16.95	$31.74	$21.37
Exercised	16.04	16.72	14.50
Forfeited	28.32	22.59	17.70

        The weighted average exercise price for all options outstanding and exercisable as of January 31, 2004 and February 1, 2003 were $19.32 and $17.16, respectively. The weighted average exercise price for all options outstanding as of January 31, 2004 and February 1, 2003 were $20.56 and $20.71, respectively.

        The table below summarizes information about stock options outstanding as of January 31, 2004 (share amounts in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of January 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of January 31, 2004	Weighted average exercise price
$9.50 - $16.17	773	6.82	$15.07	476	$14.43
$16.18 - $18.50	670	7.40	$17.68	387	$17.65
$18.51 - $41.65	683	7.75	$29.59	337	$28.15

	2,126			1,200

(9) INCOME TAXES

        Income before income tax expense and cumulative effect of change in accounting principle was as follows (amounts in thousands, except tax rates):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Domestic	$44,344	$52,989	$25,801
Foreign	28,288	6,784	2,859

Total	$72,632	$59,773	$28,660

        The provision for income taxes for fiscal 2004, fiscal 2003 and fiscal 2002 consists of the following:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	2.77	3.35	0.51
Difference in foreign tax rates	(0.40)	(0.33)	0.59
Other	0.17	(0.63)	1.51
Change in valuation allowance	(0.50)	0.04	0.59

Income tax expense	37.04%	37.43%	38.20%

Current:
Domestic—Federal	$12,577	$11,191	$16,684
Domestic—State	2,371	2,091	1,825
Foreign	10,600	5,092	2,169
Deferred:
Domestic—Federal	2,059	5,932	(7,167)
Domestic—State	873	994	(1,599)
Foreign	(1,577)	(2,927)	(964)

Income tax expense	$26,903	$22,373	$10,948

        The Company does not pay or record federal income taxes on the undistributed earnings of its foreign subsidiaries as long as those earnings are deemed permanently reinvested in the companies that produced them. An estimated $750,000 in federal income and foreign withholding taxes would be due if such permanently reinvested earnings were remitted as dividends.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of January 31, 2004 and February 1, 2003 (amounts in thousands):

	January 31, 2004	February 1, 2003
Deferred tax assets:
Inventory	$6,327	$5,825
Accrued expenses	3,010	3,001
State net operating loss	558	1,044
Fixed assets	4,592	7,191
Deferred rent	2,128	1,646
Amortization of goodwill	96	143
Foreign net operating loss	4,012	3,420

Total gross deferred tax asset	20,723	22,270
Valuation allowance	(352)	(546)

Net deferred tax asset	$20,371	$21,724

        Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain net operating loss carryforwards for which the Company has provided a valuation allowance. The decrease in the valuation allowance of $194,000 in fiscal 2004 results primarily from the utilization of net operating loss carryforwards of certain foreign subsidiaries. The Company has $3.5 million of foreign net operating loss carryforwards that do not expire. The remaining $0.5 million of foreign net operating loss carryforwards start to expire in fiscal 2008 through fiscal 2015.

(10) RESTRUCTURING CHARGE

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

        The following table summarizes activity in the restructuring accrual for the fiscal years ending February 1, 2003 and January 31, 2004 (amounts in thousands):

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
Year ended February 1, 2003	$7,178	$(2,989)	$148	$(4,193)	$96	$240
Year ended January 31, 2004	$240	$(36)	—	—	—	$204

        During fiscal 2003, the Company made $3.0 million in cash payments consisting of: $2.2 million paid to landlords for EB Kids lease buy-outs; $177,000 in professional fees related to the EB Kids store closings; and $590,000 in professional fees related to the BC Sports Collectibles sale. The Company reversed $4.2 million of the restructuring accrual consisting of: $3.6 million related to lease termination costs that were not realized due to the sale of the BC Sports Collectibles business and $546,000 due to actual costs being lower than original estimates for the termination of the leases for the EB Kids stores.

        As of January 31, 2004, there is $204,000 remaining of the restructuring accrual. This amount represents an accrual for costs related to the potential assignment back to the Company of two of the BC Sports Collectibles store leases.

(11) LEGAL CONTINGENCIES

        The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. In February 2003, the Company's affiliates, The Electronics Boutique, Inc. and EB Services Company, LLP, prevailed in the appeal of a civil lawsuit brought against those companies by Game Group. Game Group filed the appeal in October 2002 after judgment was entered against it in the trial of the matter.

        On December 3, 2003, a subsidiary of the Company was served with a complaint in a proposed class action suit entitled "Chalmers v. Electronics Boutique of America Inc." in the California Superior Court in Los Angeles County. The suit alleges that Electronics Boutique of America Inc. improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and seeks recovery of wages for overtime hours worked and related relief. The Company intends to vigorously defend this action and believes that it is not material to the Company's financial position. An adverse outcome in this action may, however, have a material adverse effect on the Company's results of operations in the period in which a judgment, if any, is rendered.

        In the opinion of management and except as described above, no pending proceedings could have a material adverse effect on the Company's results of operation or financial condition.

(12) RECLASSIFICATIONS

        Effective in the second quarter of fiscal 2003, the Company changed the statement of income classification for pre-played merchandise trade-in activity to be consistent with industry practice. Previously, the Company recorded a reduction to both revenue and cost of goods sold for the cost of the pre-played merchandise accepted for trade. The reclassification of these transactions increased both total revenues and cost of goods sold by $50.1 million in fiscal year 2002. There was no impact on operating income or net income for any period as a result of this reclassification.

(13) COMPREHENSIVE INCOME

        Comprehensive income is computed as follows (amounts in thousands):

	Fiscal 2004	Fiscal 2003(1)	Fiscal 2002
Net income	$45,729	$32,627	$17,712
Foreign currency translations	12,981	6,574	(1,417)
Hedging activities	(6,457)	(5,077)	359

Comprehensive income	$52,253	$34,124	$16,654

(1)
Fiscal 2003 net income includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, related to vendor advertising allowance. See Note 2, "Change in Accounting Principle," for further disclosure regarding the change.

        Gains (losses) on foreign currency translations are a result of the Company's investment in its foreign subsidiaries in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea and Sweden. Gains (losses) on hedging activities are primarily the result of foreign exchange forward contracts and cross currency swap agreements the Company has entered into to protect its investments in its European subsidiaries from foreign currency fluctuations. The net gains (losses) on these activities are primarily the result of the Company's investment in its Australia, Canada and South Korea subsidiaries that have not been hedged.

(14) GOODWILL AND OTHER INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 states that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. The following tables show the intangible assets and goodwill as of January 31, 2004 and February 1, 2003 (amounts in thousands):

Amortizable Intangible Assets

	January 31, 2004		February 1, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Key Money(1)	$1,791	$581	$1,280	$237
Other	85	85	200	140

Total Intangible Assets	$1,876	$666	$1,480	$377

(1)
Key Money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

        Intangible assets are amortized over their estimated useful lives which range from three to five years. Amortization expense of amortizable intangible assets for fiscal 2004, 2003 and 2002 was $443,000, $315,000 and $44,000, respectively. Amortization expense for amortizable intangible assets for the next five years is: $336,000 in fiscal 2005, $335,000 in fiscal 2006, $323,000 in fiscal 2007, $186,000 in fiscal 2008 and $30,000 in fiscal 2009.

Goodwill

        The changes in carrying amount of goodwill for the years ended January 31, 2004 and February 1, 2003 are as follows (amounts in thousands):

Balance as of February 2, 2002	$8,354
Purchase additional 30% of Italian subsidiary(1)	1,005
Reduction in purchase price of Swedish subsidiary(2)	(547)
Planet Games acquisition(3)	63
Buyout of German partner(4)	343
Foreign exchange fluctuations and other	1,720

Balance as of February 1, 2003	$10,938
Buyout of German partner(5)	111
Foreign exchange fluctuations and other	1,403

Balance as of January 31, 2004	$12,452

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

(4)
In January 2003, the Company bought out one of its partners in the German subsidiary. This resulted in an increase in ownership of .3125%. As of February 1, 2003, the Company owned 99.6875% of its German subsidiary.

(5)
In June 2003, the Company bought out the last of its partners in the German subsidiary. This resulted in an increase in ownership of .3125%. The Company now owns 100% of its German subsidiary.

Comparison to prior year "As Adjusted"

        The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.

	Fiscal 2004	Fiscal 2003(1)	Fiscal 2002
	(Amounts in thousands, except per share amounts)
Net income, as reported	$45,729	$32,627	$17,712
Add: goodwill amortization, net of taxes	—	—	132

Adjusted net income	$45,729	$32,627	$17,844

Basic income per share:
Net income	$1.82	$1.26	$0.74
Goodwill amortization, net of taxes	—	—	0.01

Adjusted net income	$1.82	$1.26	$0.75

Diluted income per share:
Net income	$1.80	$1.24	$0.73
Goodwill amortization, net of taxes	—	—	0.01

Adjusted net income	$1.80	$1.24	$0.74

(1)
Fiscal 2003 net income includes the cumulative effect of the change in accounting principle of $4.8 million, net of income tax, or $0.18 per share, related to vendor advertising allowance. See Note 2, "Change in Accounting Principle," for further disclosure regarding the change.

(15) STOCK BUY-BACK PROGRAM

        In May 2003, the Company's Board of Directors approved a program to repurchase up to 1.5 million shares of its outstanding common stock. During fiscal 2004, the Company completed the program and repurchased 1.5 million shares of common stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

        In November 2003, the Company's Board of Directors approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock. As of January 31, 2004, the Company repurchased 115,700 shares of common stock at a weighted average cost, including broker commissions, of $23.21 per share. Cash expenditures for these stock repurchases totaled $2.7 million.

Schedule II—Valuation and Qualifying Accounts (amounts in thousands)

Period Ended	Description	Beginning Balance	Charged to Costs and Expenses	Deductions	Ending Balance
Deferred Tax Valuation Allowance
February 2, 2002	Deferred tax valuation allowance	$420	$114	$—	$534
February 1, 2003	Deferred tax valuation allowance	534	12	—	546
January 31, 2004	Deferred tax valuation allowance	546	31	225	352
Inventory Valuation Allowance
February 2, 2002	Inventory valuation allowance	$1,947	$8,284	$7,535	$2,696
February 1, 2003	Inventory valuation allowance	2,696	6,794	6,605	2,885
January 31, 2004	Inventory valuation allowance	2,885	12,786	11,812	3,859
Trade Receivables Bad Debt Allowance
February 2, 2002	Trade receivables bad debt allowances	$250	$—	$—	$250
February 1, 2003	Trade receivables bad debt allowances	250	—	—	250
January 31, 2004	Trade receivables bad debt allowances	250	—	—	250

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004 (the "Evaluation Date"), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

        Disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are our internal controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

        The information required by Part III (Items 10-14) is set forth in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of January 31, 2004, and in Item 1A hereof. The information is incorporated herein by reference and made a part hereof.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents Filed as Part of Report:

        Exhibits:

Exhibit No.	Identification of Exhibit
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
10.1	Form of Indemnification Agreement for Directors and Officers(1)
10.2	Form of 1998 Equity Participation Plan(1)
10.3	Form of 2000 Equity Participation Plan(2)

10.4	Form of Employee Stock Purchase Plan(2)
10.5	Services Agreement, dated October 13, 1995, by and between The Electronics Boutique, Inc. and Game Group Plc (f/k/a The Electronics Boutique Plc and Rhino Group Plc)(1)
10.6	Loan and Security Agreement, dated March 16, 1998, by and between The Electronics Boutique, Inc. and Fleet Capital Corporation(1)
10.7	Joinder Agreement by and between Electronics Boutique of America Inc. and Fleet Capital Corporation(1)
10.8	Amendment No. 1 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(1)
10.9	Amendment No. 2 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(1)
10.10	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Joseph J. Firestone(1)
10.11	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and Jeffrey W. Griffiths(3)
10.12	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp and John R. Panichello(3)
10.13	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and Seth P. Levy(3)
10.14	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and James A. Smith(3)
10.15	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Steven R. Morgan(4)
10.16	Asset Purchase Agreement, dated as of October 10, 2002, between Electronics Boutique of America Inc. and Sports Collectibles Acquisition Corporation(5)
10.17	Form of Transition Agreement between Electronics Boutique of America Inc. and Sports Collectibles Acquisition Corporation(5)
10.18	Form of Indemnification Agreement between Electronics Boutique of America Inc. and Sports Collectibles Acquisition Corporation(5)
10.19	Agreement, dated January 30, 2004, among Game Group plc, The Electronics Boutique, Inc. and EB Services Company LLP(6)
10.20	Amendment No. 3 to Loan and Security Agreement by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(7)
14.1	Code of Ethical Conduct for Officers, Directors and Associates of Electronics Boutique.*
21.1	Subsidiaries of Electronics Boutique Holdings Corp.*
23.1	Consent of KPMG LLP*
31.1	Certification dated April 14, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer*
31.2	Certification dated April 14, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer*
32.1	Certification dated April 14, 2004 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer*

(1)
Incorporated by reference from the applicable exhibits of Electronics Boutique's Registration Statement on Form S-1 (Reg. No. 333-48523).

(2)
Incorporated by reference from Electronics Boutique's Proxy on Schedule 14A dated June 16, 2000.

(3)
Incorporated by reference from the applicable exhibits to Electronics Boutique's Annual Report on Form 10-K for the period ended February 1, 2003.

(4)
Incorporated by reference from the applicable exhibits to Electronics Boutique's Annual Report on Form 10-K for the period ended February 3, 2001.

(5)
Incorporated by reference from the applicable exhibits to Electronics Boutique's Current Report on Form 8-K dated October 10, 2002.

(6)
Incorporated by reference from the applicable exhibit to Electronics Boutique's Current Report on Form 8-K dated January 30, 2004.

(7)
Incorporated by reference from the applicable exhibits to Electronics Boutique's Quarterly Report on Form 10-Q for the period ended November 1, 2003.

*
Filed herewith

(b)
Reports on Form 8-K

  On November 3, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 12 and announcing its revised earnings guidance for its third quarter and for its 2004 fiscal year.

  On November 21, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 12 and announcing financial results for the Company's third quarter of fiscal 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
By:	/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths President and Chief Executive Officer

Date: April 14, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2004.

Name	Title

/s/ JAMES J. KIM James J. Kim	Chairman of the Board
/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JAMES A. SMITH James A. Smith	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DEAN S. ADLER Dean S. Adler	Director
/s/ SUSAN Y. KIM Susan Y. Kim	Director
/s/ LOUIS J. SIANA Louis J. Siana	Director
/s/ STANLEY STEINBERG Stanley Steinberg	Director
/s/ ALFRED J. STEIN Alfred J. Stein	Director

EXHIBIT INDEX

14.1	Code of Ethical Conduct for Officers, Directors and Associates of Electronics Boutique.
21.1	Subsidiaries of Electronics Boutique Holdings Corp.
23.1	Consent of KPMG LLP
31.1	Certification dated April 14, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer
31.2	Certification dated April 14, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer
32.1	Certification dated April 14, 2004 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer

QuickLinks

INDEX
PART I
  Item 1. Business
  Item 1A. Executive Officers of the Company
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
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
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX