Form 10-Q
period 2004-05-01
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2004-06-04
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

At May 28, 2004, there were 23,770,509 shares of common stock outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.

AND SUBSIDIARIES

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	May 1, 2004	January 31, 2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$82,290	$157,968
Accounts receivable:
Trade and vendors	10,269	22,407
Other	2,410	17,405
Merchandise inventories	265,529	253,577
Deferred tax asset	9,811	9,895
Prepaid expenses and other current assets	15,637	16,435
Total current assets	385,946	477,687

Property and equipment:
Building & leasehold improvements	114,588	113,109
Furniture, fixtures and equipment	124,887	121,486
Land	5,734	5,827
Construction in progress	2,705	2,826
	247,914	243,248
Less accumulated depreciation and amortization	117,762	112,801
Net property and equipment	130,152	130,447

Goodwill and other intangible assets, net of accumulated amortization of $661 and $666	13,502	13,662
Deferred tax asset	10,237	10,476
Other non-current assets	4,997	4,103
Total assets	$544,834	$636,375

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$165,231	$220,481
Accrued expenses	65,911	73,336
Income taxes payable	5,520	17,862
Total current liabilities	236,662	311,679

Deferred rent and other long-term liabilities	18,497	20,716
Total liabilities	255,159	332,395

Stockholders’ equity:
Preferred stock – authorized 25,000 shares; $.01 par value; no shares issued and outstanding at May 1, 2004 and January 31, 2004	—	—
Common stock – authorized 100,000 shares; $.01 par value; 26,544 shares issued and 24,290 shares outstanding at May 1, 2004; 26,449 shares issued and 24,834 shares outstanding at January 31, 2004	265	264
Treasury stock – 2,254 and 1,615 shares at May 1, 2004 and January 31, 2004, respectively, at cost	(51,675)	(34,455)
Additional paid-in capital	184,014	181,204
Accumulated other comprehensive income	2,469	5,411
Retained earnings	154,602	151,556

Total stockholders’ equity	289,675	303,980

Total liabilities and stockholders’ equity	$544,834	$636,375

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Thirteen weeks ended
	May 1, 2004	May 3, 2003

Net sales	$370,964	$301,821
Management fees	1,453	1,643
Total revenues	372,417	303,464

Cost of goods sold	271,154	223,269

Gross profit	101,263	80,195

Costs and expenses:
Selling, general and administrative expense	88,922	69,302
Depreciation and amortization	7,956	6,287

Operating income	4,385	4,606
Interest income, net	452	463

Income before income tax expense	4,837	5,069
Income tax expense	1,791	1,897

Net income	$3,046	$3,172

Net income per share:
Basic	$0.12	$0.12
Diluted	$0.12	$0.12

Weighted average shares outstanding:
Basic	24,526	25,884
Diluted	24,913	25,937

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Cash flows from operating activities:
Net income	$3,046	$3,172
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation of property and equipment	7,865	6,220
Amortization of other assets	91	67
Loss on disposal of property and equipment	459	24
Deferred taxes	64	464
Foreign currency transaction (gain) loss	(121)	140
Changes in assets and liabilities:
Accounts receivable	26,853	2,811
Merchandise inventories	(14,182)	34,585
Prepaid expenses	685	(594)
Other non-current assets	(1,316)	882
Accounts payable	(53,404)	(32,167)
Accrued expenses	(6,886)	(2,500)
Income taxes payable	(10,930)	(12,464)
Deferred rent and other long-term liabilities	(2,200)	1,243
Net cash (used in) provided by operating activities	(49,976)	1,883
Cash flows from investing activities:
Purchases of property and equipment	(9,468)	(6,644)
Proceeds from disposition of assets	44	81
Net cash used in investing activities	(9,424)	(6,563)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,332	—
Repurchase of common stock	(17,220)	—
Proceeds from issuance of common stock	164	136
Other financing activities	164	—
Net cash (used in) provided by financing activities	(15,560)	136

Effects of exchange rates on cash	(718)	976

Net decrease in cash and cash equivalents	(75,678)	(3,568)
Cash and cash equivalents, beginning of period	157,968	121,873
Cash and cash equivalents, end of period	$82,290	$118,305

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$3
Income taxes	12,666	14,156

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen week period ended May 1, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005.

(2)  Net Income Per Share

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

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding (amounts in thousands):

	Thirteen weeks ended
	May 1, 2004	May 3, 2003

Weighted average shares outstanding—basic	24,526	25,884
Dilutive effect of stock options	387	53

Weighted average shares outstanding—diluted	24,913	25,937

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

(4)  Debt

The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of May 1, 2004, there were no outstanding borrowings on this facility.

(5)  Comprehensive Income

Comprehensive income is computed as follows (amounts in thousands):

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Net income	$3,046	$3,172
Foreign currency translations	(4,098)	3,899
Hedging activities	1,156	(1,729)
Comprehensive income	$104	$5,342

Gains (losses) on foreign currency translations are a result of the Company’s investment in its foreign subsidiaries in Australia, Canada, Denmark, Germany, Italy, Norway and Sweden. Gains (losses) on hedging activities are primarily the result of foreign exchange forward contracts and cross currency swap agreements the Company has entered into to protect its investments in its European subsidiaries from foreign currency fluctuations. The net impact of these activities is primarily the result of the Company’s investments in its international subsidiaries that have not been hedged.

(6)  Goodwill and Other Intangible Assets

The following tables show the intangible assets and goodwill as of May 1, 2004 and January 31, 2004 (amounts in thousands):

Amortizable Intangible Assets

	May 1, 2004		January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Key Money	$2,087	$651	$1,791	$581
Other	10	10	85	85

Total Intangible Assets	$2,097	$661	$1,876	$666

Key money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

Aggregate Amortization Expense

Thirteen weeks ended May 1, 2004	$91

Thirteen weeks ended May 3, 2003	$67

Goodwill

The change in carrying amount of goodwill for the thirteen weeks ended May 1, 2004 is as follows (amounts in thousands):

Balance January 31, 2004	$12,452
Foreign exchange fluctuations	(386)
Balance as of May 1, 2004	$12,066

(7)  Deferred Revenue

In January 2004, the Company entered into an agreement to terminate its services agreement with Game Group Plc (formerly The Electronics Boutique Plc.), a specialty interactive entertainment retailer based in the United Kingdom. Under the termination agreement, Game Group agreed to pay the Company $15.0 million. The Company received this payment in February 2004. The termination agreement eliminated and modified certain restrictive covenants that impacted the Company’s ability to expand in Europe. Based on an independent analysis, the remaining covenants not to compete with Game Group in the United Kingdom, Ireland, France and Spain were determined to have a value equal to

$10.3 million, which was recorded as deferred revenue on the Company’s consolidated balance sheet at January 31, 2004. This deferred revenue will be recognized as income over the terms of each covenant. For the thirteen weeks ended May 1, 2004, the Company recorded amortization of deferred revenue related to these covenants of $1.5 million on its consolidated statement of income.

(8)  Sale of BC Sports Collectibles Business

On November 2, 2002, the Company sold its BC Sports Collectibles business to Sports Collectibles Acquisition Corporation (“SCAC”) for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, the Company’s Chairman. As of May 1, 2004, each of the 22 store leases have been assigned to SCAC. As the Company remains contingently liable for these leases, Mr. Kim has agreed to indemnify the Company against any liabilities associated with these leases. The purchase agreement provides SCAC the right, exercisable at any time after November 2, 2004, to assign back to the Company two of the store leases. The Company has retained an accrual of $204,000 for the estimated lease termination costs related to this option.

(9)  Stock-Based Employee Compensation

The Company accounts for its employee stock options and purchase plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	(Amounts in thousands, except per share amounts)
	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Net income, as reported	$3,046	$3,172
Less: total stock based employee compensation, net of income tax	963	1,073
Pro forma net income	$2,083	$2,099

Net income per share:
Basic – as reported	$0.12	$0.12
Diluted – as reported	$0.12	$0.12

Basic – pro forma	$0.08	$0.08
Diluted – pro forma	$0.08	$0.08

(10)  Stock Buy-Back Program

In May 2003, the Company’s Board of Directors approved a program to repurchase up to 1.5 million shares of its outstanding common stock. During fiscal 2004, the Company completed the program and repurchased 1.5 million shares of common stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

In November 2003, the Company announced that its Board of Directors approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock. As of January 31, 2004, the Company had repurchased 115,700 shares of common stock at a weighted average cost, including broker commissions, of $23.21 per share. Cash expenditures for these stock repurchases totaled $2.7 million. During the thirteen weeks ended May 1, 2004, the Company repurchased an additional 638,400 shares of common stock at a weighted average cost, including broker commissions, of $26.97 per share. Cash expenditures for these stock repurchases totaled $17.2 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the world’s largest specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. As of May 1, 2004, we operated a total of 1,623 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico and Sweden, primarily under the names EB Games and Electronics Boutique. In addition, we operated a commercial website under the URL address www.ebgames.com. We operate in the interactive entertainment industry and are headquartered in West Chester, Pennsylvania. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

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

Management reviews several key indicators to evaluate our performance in achieving profit and sales growth. Sales growth is evaluated by measuring contributions generated from new store expansion and changes in comparable store sales. In addition, we measure our sales performance by analyzing changes in our market share relative to the overall industry. Gross margin is monitored for the impact of product mix as well as inventory obsolescence and losses. Product mix shifts throughout each industry cycle with lower margin hardware sales declining as a percentage of total sales while higher margin software sales increase. A prime driver of this shift has been the continual growth of the installed hardware base, which has increased to approximately 61 million units in the United States as of the end of the first quarter. We also review the growth of pre-played sales in relation to our total sales mix, as these pre-played sales are one of our higher margin categories.

We have a positive outlook for the remainder of fiscal 2005. We plan to open approximately 300 additional stores prior to the end of the current fiscal year. Approximately 200 of these are expected to be strip-center stores based in North America and the remaining stores will be predominantly based outside the United States. We continue to anticipate funding our store expansion with cash on hand and cash generated from operations. We anticipate the release of several popular software titles in the third and fourth quarters of fiscal 2005. These titles include Grand Theft Auto San Andreas, Half Life 2, Doom 3, Grand Turismo 4, Halo 2 and Madden 2005. We believe the recent hardware price drop to $149 for both Microsoft’s Xbox and Sony’s PS2 will lead to new growth for hardware sales, as well as increased software sales over the balance of fiscal 2005. Additionally, we expect to continue to strengthen our pre-played business through our increased presence in strip-center locations.

Results of operations

The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
Net sales	99.6%	99.5%
Management fees	0.4	0.5
Total revenues	100.0	100.0
Cost of goods sold	72.8	73.6
Gross profit	27.2	26.4
Selling, general and administrative expense	23.9	22.8
Depreciation and amortization	2.1	2.1
Operating income	1.2	1.5
Interest income, net	0.1	0.1
Income before income tax expense	1.3	1.6
Income tax expense	0.5	0.6
Net income	0.8%	1.0%

Thirteen weeks ended May 1, 2004 compared to thirteen weeks ended May 3, 2003

Net sales increased by 22.9% from $301.8 million in the thirteen weeks ended May 3, 2003 to $371.0 million in the thirteen weeks ended May 1, 2004. The increase in net sales was primarily due to the sales volume of $56.5 million resulting from 428 new stores opened since May 3, 2003, a favorable foreign currency exchange impact of $10.6 million on comparable stores in the thirteen weeks ended May 1, 2004 and additional sales volume of approximately $7.9 million for stores opened during the first thirteen weeks ended May 3, 2003. The increase in net sales was offset, in part, by a 2.5%, or $7.7 million, decrease in comparable store sales. The decrease in comparable sales was due to a weak new release schedule of software titles in the thirteen weeks ended May 1, 2004, compared with the highly anticipated releases of the Legend of Zelda: The Wind Waker and the Game Boy Advance SP in the thirteen weeks ended May 3, 2003, which contributed to a comparable store sales increase of 10.1% in the prior year period. Despite the decrease in overall comparable store sales, our U.S. strip center and European stores both showed positive comparable sales during the current year period.

Management fees decreased from $1.6 million in the thirteen weeks ended May 3, 2003 to $1.5 million in the thirteen weeks ended May 1, 2004. The $1.6 million in the thirteen weeks ended May 3, 2003 consisted of fees earned as part of the Company’s services agreement with Game Group, coupled with $150,000 in fees earned from Sports Collectibles Acquisition Corporation in connection with the sale of the BC Sports Collectibles business in November 2002. The $1.5 million in the thirteen weeks ended May 1, 2004 consists of the recognition of management fee income previously deferred as part of the termination of the services agreement with Game Group (see Note 7 to the Consolidated Financial Statements).

Cost of goods sold increased by 21.4% from $223.3 million in the thirteen weeks ended May 3, 2003 to $271.2 million in the thirteen weeks ended May 1, 2004. As a percentage of net sales, cost of goods sold decreased from 74.0% in the thirteen weeks ended May 3, 2003 to 73.1% in the thirteen weeks ended May 1, 2004. This decrease, as a percentage of net sales, was primarily due to a shift in business from lower margin hardware to higher margin software products combined with an increase in our pre-played business, offset, in part, by a decrease in vendor allowances recognized in cost of goods sold.  Cost of goods sold does not include purchasing and distribution center operating expenses of approximately $4.8 million in the thirteen weeks ended May 1, 2004 and $3.9 million in the thirteen weeks ended May 3, 2003, which are included in selling, general and administrative expense. Accordingly, our cost of goods sold may not be comparable to the cost of goods sold of other retailers.

Selling, general and administrative expense increased by 28.3% from $69.3 million in the thirteen weeks ended May 3, 2003 to $88.9 million in the thirteen weeks ended May 1, 2004. This increase was primarily due to expenses associated with a larger domestic and international store base and the associated increases in store expense of $16.4 million and headquarter expense of $2.4 million. As a percentage of total revenues, selling, general and administrative expense increased from 22.8% in the thirteen weeks ended May 3, 2003 to 23.9% in the thirteen weeks ended May 1, 2004. This increase is primarily due to the decrease in comparable store sales of 2.5%, coupled with expenses associated with the opening of 428 stores since May 3, 2003.

Depreciation and amortization expense increased by 26.5% from $6.3 million in the thirteen weeks ended May 3, 2003 to $8.0 million in the thirteen weeks ended May 1, 2004. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and the remodeling of existing stores.

Income tax expense decreased from $1.9 million in the thirteen weeks ended May 3, 2003 to $1.8 million in the thirteen weeks ended May 1, 2004. As a percentage of income before income tax expense, income tax expense decreased from 37.4% in the thirteen weeks ended May 3, 2003 to 37.0% in the thirteen weeks ended May 1, 2004. Our effective tax rate decreased from the prior year principally as a result of an increase in operations in foreign jurisdictions that have lower tax rates than the United States.

Seasonality and quarterly results

Our business, like that of most retailers, is highly seasonal. A significant portion of our net sales and profits are generated during our fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix.

Liquidity and capital resources

We have historically financed operations primarily through cash generated from operations and funds available under our credit facility. We expect capital expenditures to be approximately $50.0 million during the remainder of fiscal 2005. Expenditures will include the opening of approximately 300 additional new stores, the acquisition of a distribution center in Pennsylvania to consolidate our two existing Pennsylvania distribution centers, and the acquisition of two distribution centers to accommodate our expanding European operations. We have entered into an agreement to sell one of the existing Pennsylvania distribution centers for approximately $5.5 million. We expect this sale to be completed in early 2005.

The $50.0 million of cash used in operations in the thirteen weeks ended May 1, 2004 was primarily the result of a decrease in accounts payable and income taxes payable of $53.4 million and $10.9 million, respectively, and an increase in merchandise inventories of $14.2 million, offset, in part, by a decrease in accounts receivable of $26.9 million. The decrease in accounts payable and income taxes payable was due to payments of obligations arising from fourth quarter seasonal activity. The increase in merchandise inventories was due to an increased store base. The decrease in accounts receivable was primarily due to the receipt of $15.0 million as part of the termination of the services agreement with Game Group and normal seasonal fluctuations. The $1.9 million of cash generated from operations in the thirteen weeks ended May 3, 2003 was primarily a result of $10.1 million of net income and non-cash charges to net income plus decreases in accounts receivable and merchandise inventories, partially offset by the payment of accounts payable, accrued expenses and income taxes that were outstanding at the end of the prior fiscal year. The decline in merchandise inventories of $34.6 million was due to a reduction in first quarter inventory purchases and the sell-through of excess inventory levels held at the end of the prior fiscal year. The decrease in accounts payable of $32.2 million, accrued expenses of $2.5 million and taxes payable of $12.5 million were due to payments of obligations arising from fourth quarter seasonal activity, which is the highest volume and most profitable period of our fiscal year.

We made capital expenditures of $9.5 million in the thirteen weeks ended May 1, 2004 and $6.6 million in the thirteen weeks ended May 3, 2003, primarily to open new stores, continue our re-branding of existing stores and to remodel existing stores, our corporate headquarters and distribution centers.

At May 1, 2004, we had no borrowings under our $50.0 million revolving credit facility.

We have exercised an option to purchase a 315,000 square foot distribution center in Coatesville, Pennsylvania for $12.2 million. We plan to close on this facility in the Fall of 2004, at which time payment will be due.

In May 2003, the Company’s Board of Directors approved a program to repurchase up to 1.5 million shares of its outstanding common stock. During fiscal 2004, the Company completed the program and repurchased 1.5 million shares of common stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million. None of these expenditures occurred during the thirteen weeks ended May 3, 2003.

In November 2003, the Company announced that its Board of Directors approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock. As of May 1, 2004, the Company had repurchased 754,100 shares of common stock at a weighted average cost, including broker commissions, of $26.40 per share. Cash expenditures for these stock repurchases totaled $19.9 million. Expenditures totaling $17.2 million were incurred during the thirteen weeks ended May 1, 2004.

Impact of inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Item 4.           Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2004 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are our internal controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

•                  the impact of the termination agreement with Game Group Plc. on our ability to expand in Europe;

•                  our dependence on suppliers, including overseas sources;

•                  changes in tax laws and the application thereof;

•                  the impact and costs of litigation and regulatory compliance;

•                  our dependence on common carriers to ship product to our stores;

•                  our dependence on management information systems;

•                  the risks involved with our international operations; and

•                  our ability to recruit and retain skilled personnel.

For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading “Risk Factors” in Item 1 of our most recent Annual Report on Form 10-K. The forward-looking statements made in this report are made only as of the date of publication (June 2004) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II.          Other Information

Item 1.           Legal Proceedings

Subsequent to the end of the first fiscal quarter, a subsidiary of the Company reached agreement on a tentative settlement of a proposed class action suit entitled “Chalmers v. Electronics Boutique of America Inc.” The suit, filed in the California Superior Court in Los Angeles County, California alleged that the Company’s subsidiary improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and sought recovery of wages for overtime hours worked and related relief. The Company denied liability but agreed to participate in non-binding mediation to attempt to resolve the matter. The settlement, in the amount of $950,000 which includes payments to be made to proposed class members, as well as the attorneys’ fees and litigation costs of the plaintiff, is still subject to preliminary and final court approval. The Company has previously reserved adequate amounts and, accordingly, the settlement will not have an adverse effect on its results of operations.

In addition, the Company is involved from time to time in legal proceedings and regulatory matters arising in the ordinary course of its business. In the opinion of management and except as described above, no pending proceedings could have a material adverse effect on the Company’s results of operations or financial condition.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table represents the periodic repurchases of equity securities made by the Company during the thirteen- week period ending May 1, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

2/1/04 – 2/28/04	268,200	$26.67	268,200	1,616,100

2/29/04 – 4/3/04	249,500	$26.79	249,500	1,366,600

4/4/04 – 5/1/04	120,700	$27.87	120,700	1,245,900

In November 2003, the Company announced that its Board of Directors had approved its current program to repurchase up to 2.0 million shares of its outstanding common stock. Under the buy-back program, the Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and subject to market conditions. There is no expiration date with regards to this program.

Item 6.           Exhibits and Reports on Form 8-K

a.                                    Exhibits:

31.1

Certification dated June 4, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated June 4, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1	Certification dated June 4, 2004 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W.

Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.

b.                                      Reports on Form 8-K:

On February 2, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 5 and announcing that two of its affiliates and Game Group Plc had mutually agreed to terminate the Services Agreement among the parties. Exhibits containing the termination agreement and the press release were attached.

On March 12, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 12 and announcing financial results for the Company’s fourth quarter and year ended January 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electronics Boutique Holdings Corp.
(Registrant)

Date:	June 4, 2004	By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths
President and Chief
Executive Officer
(Principal Executive Officer)

Date:	June 4, 2004	By:	/s/ James A. Smith
James A. Smith
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1

Certification dated June 4, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated June 4, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1

Certification dated June 4, 2004 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.