Form 10-Q
period 2004-07-31
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2004-09-03
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

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
YES  ☒                   NO  ☐

At August 30, 2004, there were 23,854,301 shares of common stock outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.

AND SUBSIDIARIES

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	July 31, 2004	January 31, 2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$71,130	$157,968
Accounts receivable:
Trade and vendors	11,854	22,407
Other	2,803	17,405
Merchandise inventories	220,748	253,577
Deferred tax asset	9,149	9,895
Prepaid expenses and other current assets	16,648	16,435
Total current assets	332,332	477,687

Property and equipment:
Building & leasehold improvements	120,775	113,109
Furniture, fixtures and equipment	132,479	121,486
Land	6,662	5,827
Construction in progress	2,178	2,826
	262,094	243,248
Less accumulated depreciation and amortization	124,828	112,801
Net property and equipment	137,266	130,447

Goodwill and other intangible assets, net of accumulated amortization of $804 and $666	14,066	13,662
Deferred tax asset	11,525	10,476
Other non-current assets	5,228	4,103
Total assets	$500,417	$636,375

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$134,874	$220,481
Accrued expenses	68,561	73,336
Income taxes payable	1,542	17,862
Total current liabilities	204,977	311,679

Deferred rent and other long-term liabilities	15,446	20,716
Total liabilities	220,423	332,395

Stockholders’ equity:
Preferred stock – authorized 25,000 shares; $.01 par value; no shares issued and outstanding at July 31, 2004 and January 31, 2004	—	—
Common stock – authorized 100,000 shares; $.01 par value; 26,598 shares issued and 23,813 shares outstanding at July 31, 2004; 26,449 shares issued and 24,834 shares outstanding at January 31, 2004	266	264
Treasury stock – 2,785 and 1,615 shares at July 31, 2004 and January 31, 2004, respectively, at cost	(66,132)	(34,455)
Additional paid-in capital	185,366	181,204
Accumulated other comprehensive income	2,008	5,411
Retained earnings	158,486	151,556

Total stockholders’ equity	279,994	303,980

Total liabilities and stockholders’ equity	$500,417	$636,375

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net sales	$360,487	$300,574	$731,451	$602,395
Management fees	1,466	1,509	2,919	3,152
Total revenues	361,953	302,083	734,370	605,547

Cost of goods sold	254,302	219,613	525,456	442,882

Gross profit	107,651	82,470	208,914	162,665

Costs and expenses:
Selling, general and administrative expense	93,431	73,536	182,353	142,838
Depreciation and amortization	8,435	6,639	16,391	12,927

Operating income	5,785	2,295	10,170	6,900
Interest income, net	384	376	836	839

Income before income tax expense	6,169	2,671	11,006	7,739
Income tax expense	2,285	1,000	4,076	2,897

Net income	$3,884	$1,671	$6,930	$4,842

Net income per share:
Basic	$0.16	$0.07	$0.29	$0.19
Diluted	$0.16	$0.07	$0.28	$0.19

Weighted average shares outstanding:
Basic	23,840	24,982	24,183	25,433
Diluted	24,176	25,326	24,545	25,632

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003

Cash flows from operating activities:
Net income	$6,930	$4,842
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation of property and equipment	16,154	12,774
Amortization of other assets	237	153
Loss on disposal of property and equipment	931	130
Deferred taxes	(552)	591
Foreign currency transaction gain	(361)	(798)
Changes in assets and liabilities:
Accounts receivable	24,870	(42)
Merchandise inventories	31,023	56,295
Prepaid expenses	(308)	(3,827)
Other non-current assets	(2,201)	255
Accounts payable	(84,143)	(39,684)
Accrued expenses	(4,263)	(2,104)
Income taxes payable	(14,459)	(17,882)
Deferred rent and other long-term liabilities	(5,270)	(82)
Net cash (used in) provided by operating activities	(31,412)	10,621
Cash flows from investing activities:
Purchases of property and equipment	(25,033)	(15,917)
Proceeds from disposition of assets	78	84
Businesses acquired, net of cash	—	(111)
Net cash used in investing activities	(24,955)	(15,944)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,091	2,957
Repurchase of company stock	(31,677)	(31,770)
Proceeds from issuance of common stock	321	270
Other financing activities	164	—
Net cash used in financing activities	(29,101)	(28,543)

Effects of exchange rates on cash	(1,370)	2,371

Net decrease in cash and cash equivalents	(86,838)	(31,495)
Cash and cash equivalents, beginning of period	157,968	121,873
Cash and cash equivalents, end of period	$71,130	$90,378

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11	$4
Income taxes	18,722	19,379

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six week periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005.

(2)         Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding during the period for the dilutive effect of common stock equivalents related to stock options.

The following is a reconciliation of the basic weighted average number of shares of common stock outstanding to the diluted weighted average number of shares of common stock outstanding (amounts in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Weighted average shares outstanding—basic	23,840	24,982	24,183	25,433
Dilutive effect of stock options	336	344	362	199

Weighted average shares outstanding—diluted	24,176	25,326	24,545	25,632

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

(4)         Debt

The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of July 31, 2004, there were no outstanding borrowings on this facility.

(5)         Comprehensive Income

Comprehensive income is computed as follows (amounts in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income	$3,884	$1,671	$6,930	$4,842
Foreign currency translations	(207)	760	(4,306)	4,659
Hedging activities	(254)	(394)	903	(2,123)
Comprehensive income	$3,423	$2,037	$3,527	$7,378

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

(6)         Goodwill and Other Intangible Assets

The following tables show the intangible assets and goodwill as of July 31, 2004 and January 31, 2004 (amounts in thousands):

Amortizable Intangible Assets

	July 31, 2004		January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Key Money	$2,685	$794	$1,791	$581
Other	10	10	85	85

Total Intangible Assets	$2,695	$804	$1,876	$666

Key money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

Aggregate Amortization Expense

	July 31, 2004	August 2, 2003

Thirteen weeks ended	$145	$86

Twenty-six weeks ended	$237	$153

Goodwill

The change in carrying amount of goodwill for the twenty-six weeks ended July 31, 2004 is as follows (amounts in thousands):

Balance as of January 31, 2004	$12,452
Foreign exchange fluctuations	(386)

Balance as of May 1, 2004	12,066
Foreign exchange fluctuations	109

Balance as of July 31, 2004	$12,175

(7)  Deferred Revenue

In January 2004, the Company entered into an agreement to terminate its services agreement with Game Group Plc. (formerly The Electronics Boutique Plc.), a specialty interactive entertainment retailer based in the United Kingdom. Under the termination agreement, Game Group agreed to pay the Company $15.0 million. The Company received this payment in February 2004. The termination agreement eliminated and modified certain restrictive covenants that impacted the Company’s ability to expand in Europe. Based on an independent analysis, the remaining covenants not to compete with Game Group in the United Kingdom, Ireland, France and Spain were determined to have a value equal to $10.3 million, which was recorded as deferred revenue on the Company’s consolidated balance sheet at January 31, 2004. This deferred revenue will be recognized as income over the terms of each covenant. For the thirteen and twenty-six weeks ended July 31, 2004, the Company recorded amortization of deferred revenue related to these covenants of $1.5 million and $2.9 million, respectively, on its consolidated statement of income.

(8)  Sale of BC Sports Collectibles Business

On November 2, 2002, the Company sold its BC Sports Collectibles business to Sports Collectibles Acquisition Corporation (“SCAC”) for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, the Company’s Chairman. As of July 31, 2004, each of the 22 store leases have been assigned to SCAC. As the Company remains contingently liable for these leases, Mr. Kim has agreed to indemnify the Company against any liabilities associated with these leases. The purchase agreement provides SCAC the right, exercisable at any time after November 2, 2004, to assign back to the Company two of the store leases. The Company has retained an accrual of $204,000 for the estimated lease termination costs related to this option.

(9)  Stock-Based Employee Compensation

The Company accounts for its employee stock options and purchase plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(amounts in thousands, except per share amounts)
Net income, as reported	$3,884	$1,671	$6,930	$4,842
Less: stock based employee compensation, net of income tax	739	1,074	1,702	2,145
Pro forma net income	$3,145	$597	$5,228	$2,697

Net income per share:
Basic – as reported	$0.16	$0.07	$0.29	$0.19
Diluted – as reported	$0.16	$0.07	$0.28	$0.19

Basic – pro forma	$0.13	$0.02	$0.22	$0.11
Diluted – pro forma	$0.13	$0.02	$0.21	$0.11

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

In November 2003, the Company’s Board of Directors approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock. As of January 31, 2004, the Company had repurchased 115,700 shares of common stock at a weighted average cost, including broker commissions, of $23.21 per share. Cash expenditures for these stock repurchases totaled $2.7 million. During the twenty-six weeks ended July 31, 2004, the Company repurchased an additional 1.2 million shares of common stock at a weighted average cost, including broker commissions, of $27.10 per share. Cash expenditures for these stock repurchases totaled $31.7 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading global specialty retailer of video game hardware and software, PC entertainment software and related accessories and products. As of July 31, 2004, we operated a total of 1,733 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico and Sweden, primarily under the names EB Games and Electronics Boutique. In addition, we operated a commercial website under the URL address www.ebgames.com. We operate in the interactive entertainment industry and are headquartered in West Chester, Pennsylvania. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

During the second quarter of fiscal 2005, we continued our significant improvement in sales, profit margin and net income. We have continued to expand our domestic strip-center locations and they now represent approximately 50% of our domestic store base. We have continued to grow sales in our pre-played business, having used in-store marketing and promotional strategies to further its success. We have continued our aggressive expansion internationally with approximately 25% of our store base now located outside the United States. As of the end of the quarter, our re-branding of stores is nearly complete with approximately 80% of the store base now having the EB Games name.

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

Management reviews several key indicators to evaluate our performance in achieving profit and sales growth. Sales growth is evaluated by measuring contributions generated from new store expansion and changes in comparable store sales. In addition, we measure our sales performance by analyzing changes in our market share relative to the overall industry. Gross margin is monitored for the impact of product mix as well as inventory obsolescence and losses. Product mix shifts throughout each industry cycle with lower margin hardware sales declining as a percentage of total sales while higher margin software sales increase. A prime driver of this shift has been the continual growth of the installed hardware base, which has increased to approximately 64 million units in the United States as of the end of the second quarter. We also review the growth of pre-played sales in relation to our total sales mix, as these pre-played sales are one of our higher margin categories.

Our outlook for the remainder of fiscal 2005 continues to be positive. We plan to open approximately 210 additional stores prior to the end of the current fiscal year. Approximately 160 of these are expected to be strip-center stores based in North America and the remaining stores will be predominantly based outside the United States, enabling us to continue to expand our international presence. We continue to anticipate funding our store expansion with cash on hand and cash generated from operations. Early in the third quarter, we have seen the release of major software titles, Madden 2005 and Doom 3. We anticipate the release of several other popular software titles during the remainder of fiscal 2005. These titles include Grand Theft Auto San Andreas, NBA Live, Fable, Half Life 2, Grand Turismo 4 and Halo 2. We believe the recent hardware price drop to $149 for both Microsoft’s Xbox and Sony’s PS2 will continue to drive growth of hardware sales, as well as increase software sales over the balance of fiscal 2005. Additionally, we expect to continue to strengthen our pre-played business through our increased presence in strip-center locations.

Results of operations

The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	99.6%	99.5%	99.6%	99.5%
Management fees	0.4	0.5	0.4	0.5
Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold	70.3	72.7	71.6	73.1
Gross profit	29.7	27.3	28.4	26.9
Selling, general and administrative expense	25.8	24.3	24.8	23.6
Depreciation and amortization	2.3	2.2	2.2	2.1
Operating income	1.6	0.8	1.4	1.2
Interest income, net	0.1	0.1	0.1	0.1
Income before income tax expense	1.7	0.9	1.5	1.3
Income tax expense	0.6	0.3	0.6	0.5
Net income	1.1%	0.6%	0.9%	0.8%

Thirteen weeks ended July 31, 2004 compared to thirteen weeks ended August 2, 2003

Net sales increased by 19.9% from $300.6 million in the thirteen weeks ended August 2, 2003 to $360.5 million in the thirteen weeks ended July 31, 2004. The increase in net sales was primarily due to the sales volume of $55.7 million resulting from 458 new stores opened since August 2, 2003, a favorable foreign currency exchange impact of $3.4 million on comparable stores in the thirteen weeks ended July 31, 2004 and additional sales volume of approximately $6.6 million for stores opened during the thirteen weeks ended August 2, 2003. The increase in net sales was offset, in part, by a 2.2%, or $6.6 million, decrease in comparable store sales. The decrease in comparable sales was primarily due to a weaker new release schedule for software titles, coupled with lower hardware sales compared to the prior year period. Despite the overall comparable sales decline, our U.S. strip center, Australian and European stores all showed double-digit comparable sales increases during the current year period.

Management fees were $1.5 million in both the thirteen weeks ended August 2, 2003 and July 31, 2004. The $1.5 million in the thirteen weeks ended August 2, 2003 consisted of fees earned in accordance with the Company’s services agreement with Game Group.  The $1.5 million in the thirteen weeks ended July 31, 2004 consisted of the recognition of management fee income previously deferred as part of the termination of the services agreement with Game Group (see Note 7 to the Consolidated Financial Statements).

Cost of goods sold increased by 15.8% from $219.6 million in the thirteen weeks ended August 2, 2003 to $254.3 million in the thirteen weeks ended July 31, 2004. As a percentage of net sales, cost of goods sold decreased from 73.1% in the thirteen weeks ended August 2, 2003 to 70.5% in the thirteen weeks ended July 31, 2004. This decrease, as a percentage of net sales, was primarily due to the growth of our pre-played business, coupled with a decrease in freight expense, as a percentage of net sales. Cost of goods sold does not include purchasing and distribution center operating expenses of approximately $4.4 million in the thirteen weeks ended July 31, 2004 and $3.8 million in the thirteen weeks ended August 2, 2003, which are included in selling, general and administrative expense. Accordingly, our cost of goods sold may not be comparable to the cost of goods sold of other retailers.

Selling, general and administrative expense increased by 27.1% from $73.5 million in the thirteen weeks ended August 2, 2003 to $93.4 million in the thirteen weeks ended July 31, 2004. This increase was primarily due to expenses associated with a larger domestic and international store base and the associated increases in store expense of $15.8 million and headquarter expense of $3.2 million. As a percentage of total revenues, selling, general and administrative expense increased from 24.3% in the thirteen weeks ended August 2, 2003 to 25.8% in the thirteen weeks ended July 31, 2004. This increase was primarily due to the decrease in comparable store sales of 2.2%, coupled with expenses associated with the opening of 458 stores since August 2, 2003. Our current selling, general and administrative expense, as a percentage of total revenues, reflects the fact that approximately 46% of our store base is less than two years old. As these newer stores move towards maturity, selling, general and administrative expense on a per-store basis is expected to decline.

Depreciation and amortization expense increased by 27.1% from $6.6 million in the thirteen weeks ended August 2, 2003 to $8.4 million in the thirteen weeks ended July 31, 2004. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and the remodeling of existing stores. As a percentage of total revenues, depreciation and amortization expense increased from 2.2% in the thirteen weeks ended August 2, 2003 to 2.3% in the thirteen weeks ended July 31, 2004.

Income tax expense increased from $1.0 million in the thirteen weeks ended August 2, 2003 to $2.3 million in the thirteen weeks ended July 31, 2004. As a percentage of income before income tax expense, income tax expense decreased from 37.4% in the thirteen weeks ended August 2, 2003 to 37.0% in the thirteen weeks ended July 31, 2004. Our effective tax rate decreased from the prior year principally as a result of growth in our operations in foreign jurisdictions that have lower tax rates than the United States.

Twenty-six weeks ended July 31, 2004 compared to twenty-six weeks ended August 2, 2003

Net sales increased by 21.4% from $602.4 million in the twenty-six weeks ended August 2, 2003 to $731.5 million in the twenty-six weeks ended July 31, 2004. The increase in net sales was primarily attributable to the additional sales volume of $112.3 million resulting from 458 new stores opened since August 2, 2003, a favorable foreign currency exchange impact of $13.9 million on comparable stores in the twenty-six weeks ended July 31, 2004 and additional sales volume of approximately $14.5 million for stores opened during the first twenty-six weeks of fiscal 2004. The increase in net sales was offset, in part, by a 2.4%, or $14.2 million, decrease in comparable store sales. The decrease in comparable sales was primarily due to a weaker new release schedule of software titles, coupled with lower hardware sales compared to the prior year period.

Management fees were $3.2 million in the twenty-six weeks ended August 2, 2003 and $2.9 million in the twenty-six weeks ended July 31, 2004. The $3.2 million in the twenty-six weeks ended August 2, 2003 consisted of fees earned in accordance with the Company’s services agreement with Game Group, coupled with $150,000 in fees earned from Sports Collectibles Acquisition Corporation in connection with the sale of the BC Sports Collectibles business in November 2002. The $2.9 million in the twenty-six weeks ended July 31, 2004 consisted of the recognition of management fee income previously deferred as part of the termination of the services agreement with Game Group (see Note 7 to the Consolidated Financial Statements).

Cost of goods sold increased by 18.6% from $442.9 million in the twenty-six weeks ended August 2, 2003 to $525.5 million in the twenty-six weeks ended July 31, 2004. As a percentage of net sales, cost of goods sold decreased from 73.5% in the twenty-six weeks ended August 2, 2003 to 71.8% in the twenty-six weeks ended July 31, 2004. This decrease, as a percentage of net sales, was primarily due to the growth of our pre-played business, coupled with the shift in business from lower margin hardware products to higher margin software products. Cost of goods sold does not include purchasing and distribution center operating costs of approximately $9.1 million in the twenty-six weeks ended July 31, 2004 and $7.7 million in the twenty-six weeks ended August 2, 2003, which are included in our selling, general and administrative expense. Accordingly, our cost of goods sold may not be comparable to the costs of goods sold of other retailers.

Selling, general and administrative expense increased by 27.7% from $142.8 million in the twenty-six weeks ended August 2, 2003 to $182.4 million in the twenty-six weeks ended July 31, 2004. This increase was primarily due to expenses associated with a larger domestic and international store base and the associated increases in store expense of $32.3 million and headquarter expense of $5.6 million. As a percentage of total revenues, selling, general and administrative expense increased from 23.6% in the twenty-six weeks ended August 2, 2003 to 24.8% in the twenty-six weeks ended July 31, 2004. This increase was primarily due to the decrease in comparable store sales of 2.4%, coupled with expenses associated with the opening of 458 stores since August 2, 2003. Our current selling, general and administrative expense, as a percentage of total revenues, reflects the fact that approximately 46% of our store base is less than two years old. As these newer stores move towards maturity, selling, general and administrative expense on a per-store basis is expected to decline.

Depreciation and amortization expense increased by 26.8% from $12.9 million in the twenty-six weeks ended August 2, 2003 to $16.4 million in the twenty-six weeks ended July 31, 2004. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. As a percentage of total revenues, depreciation and amortization expense increased from 2.1% in the twenty-six weeks ended August 2, 2003 to 2.2% in the twenty-six weeks ended July 31, 2004.

Income tax expense increased from $2.9 million in the twenty-six weeks ended August 2, 2003 to $4.1 million in the twenty-six weeks ended July 31, 2004. As a percentage of income before income tax expense, income tax expense decreased from 37.4% in the twenty-six weeks ended August 2, 2003 to 37.0% in the twenty-six weeks ended July 31, 2004. Our effective tax rate decreased from the prior year principally as a result of growth in our operations in foreign jurisdictions that have lower tax rates than the United States.

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

Liquidity and capital resources

We have historically financed operations primarily through cash generated from operations and funds available under our credit facility. We expect capital expenditures to be approximately $35.0 million during the remainder of fiscal 2005. Expenditures will include the opening of approximately 210 additional new stores and the acquisition of a new 315,000 square foot distribution center in Pennsylvania to consolidate our two existing Pennsylvania distribution centers. We have entered into an agreement to sell one of the existing Pennsylvania distribution centers for approximately $5.5 million. We expect this sale to be completed during the fourth quarter of fiscal 2005.

The $31.4 million of cash used in operations in the twenty-six weeks ended July 31, 2004 was primarily the result of a decrease in accounts payable of $84.1 million, offset, in part, by a decrease in merchandise inventories and accounts receivable of $31.0 million and $24.9 million, respectively. The decrease in accounts payable was due to continued payments of obligations arising from fourth quarter seasonal activity. The decrease in merchandise inventories was due to a reduction in video console system hardware inventory, coupled with initiatives we adopted to more efficiently manage our inventory purchasing process. The decrease in accounts receivable was primarily due to the receipt of $15.0 million as part of the termination of the services agreement with Game Group and normal seasonal fluctuations. The $10.6 million of cash generated from operations in the twenty-six weeks ended August 2, 2003 was primarily a result of $17.7 million of net income and non-cash charges to net income coupled with a decrease in merchandise inventories, partially offset by the payment of accounts payable and income taxes that were outstanding at the end of the prior fiscal year. The decline in merchandise inventories of $56.3 million was due to a reduction in current fiscal year inventory purchases and the sell-through of excess inventory levels held at the end of the prior fiscal year. The decrease in accounts payable of $39.7 million and taxes payable of $17.9 million were primarily due to payments of obligations arising from fourth quarter seasonal activity, which has the highest volume and is the most profitable period of our fiscal year.

We made capital expenditures of $25.0 million in the twenty-six weeks ended July 31, 2004 and $15.9 million in the twenty-six weeks ended August 2, 2003 primarily to open new stores, continue our re-branding of existing stores and to remodel existing stores, our corporate headquarters and distribution centers. Capital expenditures in the twenty-six weeks ended July 31, 2004 included the acquisition in May 2004 of an office and distribution center in Arlov, Sweden for $2.8 million. This facility will help to more efficiently serve our Scandinavian operations and support further expansion in that region.

At July 31, 2004, we had no borrowings under our $50.0 million revolving credit facility.

We have exercised our option to purchase the new 315,000 square foot distribution center in eastern Pennsylvania for $12.2 million. We expect to close on this facility in September 2004, at which time payment will be due.

In May 2003, the Company’s Board of Directors approved a program to repurchase up to 1.5 million shares of its outstanding common stock. During the thirteen weeks ended August 2, 2003, the Company completed the program and repurchased 1.5 million shares of common stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

In November 2003, the Company’s Board of Directors approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock. As of July 31, 2004, the Company had repurchased 1.3 million shares of common stock at a weighted average cost, including broker commissions, of $26.75 per share. Cash expenditures for these stock repurchases totaled $34.4 million. Expenditures totaling $31.7 million were incurred during the twenty-six weeks ended July 31, 2004.

Impact of inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading “Risk Factors” in Item 1 of our most recent Annual Report on Form 10-K. The forward-looking statements made in this report are made only as of the date of publication (September 2004) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II.   Other Information

Item 1.    Legal Proceedings

In the second fiscal quarter, a subsidiary of the Company reached agreement on a tentative settlement of a proposed class action suit entitled “Chalmers v. Electronics Boutique of America Inc.” The suit, filed in the California Superior Court in Los Angeles County, California alleged that the Company’s subsidiary improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and sought recovery of wages for overtime hours worked and related relief. The Company denied liability but agreed to participate in non-binding mediation to attempt to resolve the matter. The settlement, in the amount of $950,000 which includes payments to be made to proposed class members, as well as the attorneys’ fees and litigation costs of the plaintiff, is still subject to final court approval. The Company has previously reserved adequate amounts and, accordingly, the final settlement is not expected to have an adverse effect on its results of operations.

In addition, the Company is involved from time to time in legal proceedings and regulatory matters arising in the ordinary course of its business. In the opinion of management and except as described above, no pending proceedings will have a material adverse effect on the Company’s results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the periodic repurchases of equity securities made by the Company during the thirteen week period ending July 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

5/2/04 – 5/29/04	530,535	$27.25	530,535	715,365

5/30/04 – 7/3/04	—	—	—	715,365

7/4/04 – 7/31/04	—	—	—	715,365

In November 2003, the Company’s Board of Directors approved its current program to repurchase up to 2.0 million shares of its outstanding common stock. Under the buy-back program, the Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and subject to market conditions. There is no expiration date with regards to this program.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders was held on June 28, 2004. The stockholders approved the election of the following directors for a three year term:

	Votes for	Votes withheld	Total votes

James J. Kim	22,618,542	180,197	22,798,739

Alfred J. Stein	22,534,931	263,808	22,798,739

The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditors for its fiscal year ending January 29, 2005 with 22,368,691 affirmative votes, 427,510 negative votes and 2,538 abstentions.

The stockholders also approved the amendment to the Company’s Certificate of Incorporation and Bylaws to eliminate the classified Board of Directors with 22,757,557 affirmative votes, 35,302 negative votes and 5,880 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

a.                                       Exhibits:

31.1                           Certification dated September 3, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2                           Certification dated September 3, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1                           Certification dated September 3, 2004 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.

b.                                      Reports on Form 8-K:

On May 21, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 12 and announcing financial results for the Company’s first quarter of fiscal 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electronics Boutique Holdings Corp.
(Registrant)

Date: September 3, 2004	By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths
President and Chief
Executive Officer
(Principal Executive Officer)

Date: September 3, 2004	By:	/s/ James A. Smith
James A. Smith
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1

Certification dated September 3, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated September 3, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1

Certification dated September 3, 2004 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.