Form 10-Q
period 2004-10-30
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2004-12-03
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

or

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

At November 29, 2004, there were 24,278,693 shares of common stock outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.

AND SUBSIDIARIES

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	October 30, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,485	$157,968
Accounts receivable:
Trade and vendors	16,544	22,407
Other	2,567	17,405
Merchandise inventories	339,979	253,577
Deferred tax asset	9,969	9,895
Prepaid expenses and other current assets	18,911	16,435
Total current assets	459,455	477,687

Property and equipment:
Building & leasehold improvements	139,111	113,109
Furniture, fixtures and equipment	144,332	121,486
Land	9,048	5,827
Construction in progress	3,598	2,826
	296,089	243,248
Less accumulated depreciation and amortization	132,866	112,801
Net property and equipment	163,223	130,447

Goodwill and other intangible assets, net of accumulated amortization of $1,046 and $666	15,563	13,662
Deferred tax asset	11,916	10,476
Other non-current assets	4,890	4,103
Total assets	$655,047	$636,375

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$250,787	$220,481
Accrued expenses	89,351	73,336
Income taxes payable	732	17,862
Total current liabilities	340,870	311,679

Deferred rent and other long-term liabilities	18,881	20,716
Total liabilities	359,751	332,395

Stockholders’ equity:
Preferred stock – authorized 25,000 shares; $.01 par value; no shares issued and outstanding at October 30, 2004 and January 31, 2004	—	—
Common stock – authorized 100,000 shares; $.01 par value; 26,749 shares issued and 23,964 shares outstanding at October 30, 2004; 26,449 shares issued and 24,834 shares outstanding at January 31, 2004	268	264
Treasury stock – 2,785 and 1,615 shares at October 30, 2004 and January 31, 2004, respectively, at cost	(66,132)	(34,455)
Additional paid-in capital	187,881	181,204
Accumulated other comprehensive income	7,504	5,411
Retained earnings	165,775	151,556

Total stockholders’ equity	295,296	303,980

Total liabilities and stockholders’ equity	$655,047	$636,375

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net sales	$444,582	$323,146	$1,176,033	$925,541
Management fees	1,465	1,570	4,384	4,722
Total revenues	446,047	324,716	1,180,417	930,263

Cost of goods sold	322,788	235,538	848,244	678,420

Gross profit	123,259	89,178	332,173	251,843

Costs and expenses:
Selling, general and administrative expense	102,926	80,046	285,279	222,884
Depreciation and amortization	9,238	7,040	25,629	19,967

Operating income	11,095	2,092	21,265	8,992
Interest income, net	483	276	1,319	1,115

Income before income tax expense	11,578	2,368	22,584	10,107
Income tax expense	4,289	886	8,365	3,783

Net income	$7,289	$1,482	$14,219	$6,324

Net income per share:
Basic	$0.31	$0.06	$0.59	$0.25
Diluted	$0.30	$0.06	$0.58	$0.25

Weighted average shares outstanding:
Basic	23,892	24,742	24,086	25,203
Diluted	24,297	25,243	24,462	25,502

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
Cash flows from operating activities:
Net income	$14,219	$6,324
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation of property and equipment	25,215	19,749
Amortization of other assets	414	218
Loss on disposal of property and equipment	1,107	173
Deferred taxes	(1,261)	(1,343)
Foreign currency transaction gain	(314)	(362)
Changes in assets and liabilities:
Accounts receivable	20,843	(9,128)
Merchandise inventories	(82,350)	(25,086)
Prepaid expenses	(2,248)	(6,036)
Other non-current assets	(2,539)	214
Accounts payable	27,390	25,316
Accrued expenses	15,355	7,693
Income taxes payable	(16,557)	(17,104)
Deferred rent and other long-term liabilities	(1,919)	1,050
Net cash (used in) provided by operating activities	(2,645)	1,678
Cash flows from investing activities:
Purchases of property and equipment	(56,704)	(29,436)
Proceeds from disposition of assets	107	108
Businesses acquired, net of cash	—	(111)
Net cash used in investing activities	(56,597)	(29,439)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,624	7,957
Repurchase of company stock	(31,677)	(31,770)
Proceeds from issuance of common stock	508	400
Other financing activities	164	—
Net cash used in financing activities	(26,381)	(23,413)

Effects of exchange rates on cash	(860)	2,225

Net decrease in cash and cash equivalents	(86,483)	(48,949)
Cash and cash equivalents, beginning of period	157,968	121,873
Cash and cash equivalents, end of period	$71,485	$72,924

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18	$5
Income taxes	24,747	21,545

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and thirty-nine week periods ended October 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005.

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

The following is a reconciliation of the basic weighted average number of shares of common stock outstanding to the diluted weighted average number of shares of common stock outstanding (amounts in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Weighted average shares outstanding—basic	23,892	24,742	24,086	25,203
Dilutive effect of stock options	405	501	376	299

Weighted average shares outstanding—diluted	24,297	25,243	24,462	25,502

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

(4)   Debt

The Company has available a revolving credit facility with Fleet Capital Corporation for maximum borrowings of $50.0 million. As of October 30, 2004, there were no outstanding borrowings on this facility.

(5)   Comprehensive Income

Comprehensive income is computed as follows (amounts in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income	$7,289	$1,482	$14,219	$6,324
Foreign currency translations	8,190	3,366	3,868	8,024
Hedging activities	(2,694)	(949)	(1,775)	(3,071)
Comprehensive income	$12,785	$3,899	$16,312	$11,277

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

(6)   Goodwill and Other Intangible Assets

The following tables show the intangible assets and goodwill as of October 30, 2004 and January 31, 2004 (amounts in thousands):

Amortizable Intangible Assets

	October 30, 2004		January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Key Money	$3,121	$1,036	$1,791	$581
Other	10	10	85	85

Total Intangible Assets	$3,131	$1,046	$1,876	$666

Key money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

Aggregate Amortization Expense	October 30, 2004	November 1, 2003

Thirteen weeks ended	$177	$65

Thirty-nine weeks ended	$414	$218

Goodwill

The change in carrying amount of goodwill for the thirty-nine weeks ended October 30, 2004 is as follows (amounts in thousands):

Balance as of January 31, 2004	$12,452
Foreign exchange fluctuations	(386)

Balance as of May 1, 2004	12,066
Foreign exchange fluctuations	109

Balance as of July 31, 2004	12,175
Foreign exchange fluctuations & other	1,303

Balance as of October 30, 2004	$13,478

(7)  Deferred Revenue

In January 2004, the Company entered into an agreement to terminate its services agreement with Game Group Plc. (formerly The Electronics Boutique Plc.), a specialty interactive entertainment retailer based in the United Kingdom. Under the termination agreement, Game Group agreed to pay the Company $15.0 million. The Company received this payment in February 2004. The termination agreement eliminated and modified certain restrictive covenants that impacted the Company’s ability to expand in Europe. Based on an independent analysis, the remaining covenants not to compete with Game Group in the United Kingdom, Ireland, France and Spain were determined to have a value equal to $10.3 million, which was recorded as deferred revenue on the Company’s consolidated balance sheet at January 31, 2004. This deferred revenue will be recognized as income over the terms of each covenant. For the thirteen and thirty-nine weeks ended October 30, 2004, the Company recorded amortization of deferred revenue related to these covenants of $1.5 million and $4.4 million, respectively, on its consolidated statement of income.

(8)  Sale of BC Sports Collectibles Business

On November 2, 2002, the Company sold its BC Sports Collectibles business to Sports Collectibles Acquisition Corporation (“SCAC”) for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, the Company’s Chairman. As of October 30, 2004, each of the 22 store leases has been assigned to SCAC. As the Company remains contingently liable for these leases, Mr. Kim has agreed to indemnify the Company against any liabilities associated with these leases. The purchase agreement provides SCAC the right, exercisable at any time after November 2, 2004, to assign back to the Company two of the store leases. The Company has retained an accrual of $204,000 for the estimated lease termination costs related to this option.

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

	(amounts in thousands, except per share amounts)
	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income, as reported	$7,289	$1,482	$14,219	$6,324
Less: stock based employee compensation, net of income tax	766	1,104	2,468	3,249
Pro forma net income	$6,523	$378	$11,751	$3,075

Net income per share:
Basic – as reported	$0.31	$0.06	$0.59	$0.25
Diluted – as reported	$0.30	$0.06	$0.58	$0.25

Basic – pro forma	$0.27	$0.02	$0.49	$0.12
Diluted – pro forma	$0.27	$0.01	$0.48	$0.12

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

In November 2003, the Company’s Board of Directors approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock. As of January 31, 2004, the Company had repurchased 115,700 shares of common stock at a weighted average cost, including broker commissions, of $23.21 per share. Cash expenditures for these stock repurchases totaled $2.7 million. During the thirty-nine weeks ended October 30, 2004, the Company repurchased an additional 1.2 million shares of common stock at a weighted average cost, including broker commissions, of $27.10 per share. Cash expenditures for these stock repurchases totaled $31.7 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading global specialty retailer of video game hardware and software, PC entertainment software and related accessories and products. As of October 30, 2004, we operated a total of 1,869 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico and Sweden, primarily under the names EB Games and Electronics Boutique. In addition, we operated a commercial website under the URL address www.ebgames.com. We operate in the interactive entertainment industry and are headquartered in West Chester, Pennsylvania. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

During the third quarter of fiscal 2005, we continued our yearlong improvement in sales, profit margin and net income. The improvement in our overall sales for the quarter included continued significant growth of our software and hardware sales. The release of software titles Madden 2005, Doom 3, GTA: San Andreas, Fable and ESPN NFL 2K5, along with the introduction of the redesigned PS2, contributed to this growth. We have continued to expand our domestic strip-center locations and they now comprise more than 50% of our domestic store base. Our increased presence in strip-center locations continues to have a favorable impact on sales in our pre-played business, as such locations are enabling us to reach more value-driven consumers who tend to purchase a greater percentage of pre-played games. We have continued our aggressive expansion internationally with approximately 25% of our store base currently located outside the United States. We have increased market share in certain of our existing international markets, and we expect to continue to pursue opportunities in our existing markets and in new markets. As of the end of the quarter, the re-branding of our stores is nearly complete, as over 80% of the store base now has the EB Games name.

Our success has been, and will continue to be, contingent upon our ability to understand trends in our industry and to manage our business in response to these trends. For example, the interactive entertainment industry is cyclical as new technology is generally introduced every four to five years. We have historically achieved strong market share in the first few years of these cycles and then experienced subsequent declines as product prices fell and mass market retailers attracted consumers in the latter part of the cycle. Our current strategy to retain market share has been to expand our business through the opening of strip-center stores, which we believe attract the value conscious consumers that previously shopped through the mass market retail channel. Additionally, to increase profitability in all of our locations, we are focused on expanding our pre-played business and on new ways to drive sales of new titles. Our success is dependent upon our ability to continue to grow the business in a profitable manner.

Management reviews several key indicators to evaluate our performance in achieving profit and sales growth. Sales growth is evaluated by measuring contributions generated from new store expansion and changes in comparable store sales. In addition, we measure our sales performance by analyzing changes in our market share relative to the overall industry. Gross margin is monitored for the impact of product mix as well as inventory obsolescence and losses. Product mix shifts throughout each industry cycle with lower margin hardware sales declining as a percentage of total sales while higher margin software sales increase. A prime driver of this shift has been the continual growth of the installed hardware base, which has increased to approximately 67 million units in the United States as of the end of the third quarter. We also review the growth of pre-played sales in relation to our total sales mix, as these pre-played sales are one of our higher margin categories.

Our outlook for the fourth quarter of fiscal 2005 is positive. We plan to open approximately 100 additional stores during the quarter.  Approximately 50% of these stores will be based outside the United States, enabling us to continue to expand our international presence. We will continue to fund our store expansion with cash on hand and cash generated from operations. Early in the fourth quarter, we have seen the release of one of the most anticipated software titles of the year, Halo 2, in addition to such titles as Need for Speed: Underground 2, Metal Gear Solid: Snake Eater, Everquest 2 and Half Life 2. New hardware offerings early in the fourth quarter have included the Nintendo DS, a significant enhancement over previous portable consoles. Additionally, we expect to continue to strengthen our pre-played business through our increased presence in strip-center locations.

Results of operations

The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	99.7%	99.5%	99.6%	99.5%
Management fees	0.3	0.5	0.4	0.5
Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold	72.4	72.5	71.9	72.9
Gross profit	27.6	27.5	28.1	27.1
Selling, general and administrative expense	23.1	24.7	24.2	24.0
Depreciation and amortization	2.0	2.2	2.1	2.1
Operating income	2.5	0.6	1.8	1.0
Interest income, net	0.1	0.1	0.1	0.1
Income before income tax expense	2.6	0.7	1.9	1.1
Income tax expense	1.0	0.2	0.7	0.4
Net income	1.6%	0.5%	1.2%	0.7%

Thirteen weeks ended October 30, 2004 compared to thirteen weeks ended November 1, 2003

Net sales increased by 37.6% from $323.1 million in the thirteen weeks ended November 1, 2003 to $444.6 million in the thirteen weeks ended October 30, 2004. The increase in net sales was primarily due to the sales volume of $62.9 million resulting from 462 new stores opened since November 1, 2003, coupled with a 13.8%, or $43.9 million, increase in comparable store sales and additional sales volume of approximately $12.9 million for stores opened during the thirteen weeks ended November 1, 2003. The increase in comparable store sales was primarily due to a stronger new release schedule for software titles compared with the prior year period.

Management fees were $1.6 million in the thirteen weeks ended November 1, 2003 and $1.5 million in the thirteen weeks ended October 30, 2004. The $1.6 million in the thirteen weeks ended November 1, 2003 consisted of fees earned in accordance with our services agreement with Game Group. The $1.5 million in the thirteen weeks ended October 30, 2004 consisted of the recognition of management fee income previously deferred as part of the termination of our services agreement with Game Group (see Note 7 to the Consolidated Financial Statements).

Cost of goods sold increased by 37.0% from $235.5 million in the thirteen weeks ended November 1, 2003 to $322.8 million in the thirteen weeks ended October 30, 2004. As a percentage of net sales, cost of goods sold decreased from 72.9% in the thirteen weeks ended November 1, 2003 to 72.6% in the thirteen weeks ended October 30, 2004. This decrease, as a percentage of net sales, was primarily due to the growth of our pre-played business, coupled with the shift in business from lower-margin hardware products to higher-margin software products. The decrease was offset, in part, by a decrease, as a percentage of net sales, in vendor allowances recognized in cost of goods sold. Cost of goods sold does not include purchasing and distribution center operating expenses of approximately $5.4 million in the thirteen weeks ended October 30, 2004 and $4.3 million in the thirteen weeks ended November 1, 2003, which are included in selling, general and administrative expense. Accordingly, our cost of goods sold may not be comparable to the cost of goods sold of other retailers.

Selling, general and administrative expense increased by 28.6% from $80.0 million in the thirteen weeks ended November 1, 2003 to $102.9 million in the thirteen weeks ended October 30, 2004. This increase was primarily due to expenses associated with a larger domestic and international store base and the associated increases in store expense of $20.1 million and headquarter expense of $1.4 million. As a percentage of total revenues, selling, general and administrative expense decreased from 24.7% in the thirteen weeks ended November 1, 2003 to 23.1% in the thirteen weeks ended October 30, 2004. This decrease was primarily due to the increase in comparable store sales of 13.8%, offset, in part, by expenses associated with the opening of 462 stores since November 1, 2003.

Depreciation and amortization expense increased by 31.2% from $7.0 million in the thirteen weeks ended November 1, 2003 to $9.2 million in the thirteen weeks ended October 30, 2004. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and the remodeling of existing stores. As a percentage of total revenues, depreciation and amortization expense decreased from 2.2% in the thirteen weeks ended November 1, 2003 to 2.0% in the thirteen weeks ended October 30, 2004.

Income tax expense increased from $0.9 million in the thirteen weeks ended November 1, 2003 to $4.3 million in the thirteen weeks ended October 30, 2004. As a percentage of income before income tax expense, income tax expense decreased from 37.4% in the thirteen weeks ended November 1, 2003 to 37.0% in the thirteen weeks ended October 30, 2004. Our effective tax rate decreased from the prior year principally as a result of growth in our operations in foreign jurisdictions that have lower tax rates than the United States.

Thirty-nine weeks ended October 30, 2004 compared to thirty-nine weeks ended November 1, 2003

Net sales increased by 27.1% from $925.5 million in the thirty-nine weeks ended November 1, 2003 to $1.2 billion in the thirty-nine weeks ended October 30, 2004. The increase in net sales was primarily attributable to the additional sales volume of $175.3 million resulting from 462 new stores opened since November 1, 2003, a 3.2%, or $29.6 million, increase in comparable store sales, the additional sales volume of approximately $27.4 million for stores opened during the first thirty-nine weeks of fiscal 2004 and a favorable foreign currency exchange impact of $19.3 million on comparable stores in the thirty-nine weeks ended October 30, 2004. The increase in overall comparable store sales was primarily due to a stronger new release schedule of software titles, coupled with stronger hardware sales, compared to the prior year period.

Management fees were $4.7 million in the thirty-nine weeks ended November 1, 2003 and $4.4 million in the thirty-nine weeks ended October 30, 2004. The $4.7 million in the thirty-nine weeks ended November 1, 2003 consisted of fees earned in accordance with our services agreement with Game Group, coupled with $150,000 in fees earned from Sports Collectibles Acquisition Corporation in connection with the sale of the BC Sports Collectibles business in November 2002. The $4.4 million in the thirty-nine weeks ended October 30, 2004 consisted of the recognition of management fee income previously deferred as part of the termination of our services agreement with Game Group (see Note 7 to the Consolidated Financial Statements).

Cost of goods sold increased by 25.0% from $678.4 million in the thirty-nine weeks ended November 1, 2003 to $848.2 million in the thirty-nine weeks ended October 30, 2004. As a percentage of net sales, cost of goods sold decreased from 73.3% in the thirty-nine weeks ended November 1, 2003 to 72.1% in the thirty-nine weeks ended October 30, 2004. This decrease, as a percentage of net sales, was primarily due to the growth of our pre-played business, coupled with the shift in business from lower-margin hardware products to higher-margin software products. The decrease was offset, in part, by a decrease, as a percentage of net sales, in vendor allowances recognized in cost of goods sold. Cost of goods sold does not include purchasing and distribution center operating costs of approximately $14.6 million in the thirty-nine weeks ended October 30, 2004 and $12.0 million in the thirty-nine weeks ended November 1, 2003, which are included in our selling, general and administrative expense. Accordingly, our cost of goods sold may not be comparable to the costs of goods sold of other retailers.

Selling, general and administrative expense increased by 28.0% from $222.9 million in the thirty-nine weeks ended November 1, 2003 to $285.3 million in the thirty-nine weeks ended October 30, 2004. This increase was primarily due to expenses associated with a larger domestic and international store base and the associated increases in store expense of $52.3 million and headquarter expense of $7.0 million. As a percentage of total revenues, selling, general and administrative expense increased from 24.0% in the thirty-nine weeks ended November 1, 2003 to 24.2% in the thirty-nine weeks ended October 30, 2004. This increase was primarily due to expenses associated with the opening of 462 stores since November 1, 2003, offset, in part, by the increase in comparable store sales of 3.2%.

Depreciation and amortization expense increased by 28.4% from $20.0 million in the thirty-nine weeks ended November 1, 2003 to $25.6 million in the thirty-nine weeks ended October 30, 2004. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and remodeling of existing stores. As a percentage of total revenues, depreciation and amortization expense remained constant at 2.1% in the thirty-nine weeks ended November 1, 2003 and October 30, 2004.

Income tax expense increased from $3.8 million in the thirty-nine weeks ended November 1, 2003 to $8.4 million in the thirty-nine weeks ended October 30, 2004. As a percentage of income before income tax expense, income tax expense decreased from 37.4% in the thirty-nine weeks ended November 1, 2003 to 37.0% in the thirty-nine weeks ended October 30, 2004. Our effective tax rate decreased from the prior year principally as a result of growth in our operations in foreign jurisdictions that have lower tax rates than the United States.

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

Liquidity and capital resources

We have historically financed operations primarily through cash generated from operations and funds available under our credit facility. We expect capital expenditures to be approximately $10 million during the fourth quarter of fiscal 2005, primarily for the opening of approximately 100 additional stores. Early in the fourth quarter, we closed the sale of one of the existing Pennsylvania distribution centers for $5.5 million.

The $2.6 million of cash used in operations in the thirty-nine weeks ended October 30, 2004 was primarily the result of an increase in merchandise inventories, net of payables, of $55.0 million, coupled with a decrease in income taxes payable of $16.6 million, offset, in part, by $39.4 million in net income and non-cash charges, a decrease in accounts receivable of $20.8 million and an increase in accrued expenses of $15.4 million. The increase in merchandise inventories, net of payables, was due to an increase in our store base, coupled with maintaining appropriate levels of inventory for fourth quarter seasonal activity. The decrease in income taxes payable was due to the payment of taxes that were outstanding at the end of the prior fiscal year. The decrease in accounts receivable was primarily due to the receipt of $15.0 million as part of the termination of our services agreement with Game Group and normal seasonal fluctuations. The increase in accrued expenses was due primarily to an increase in customer liabilities. The $1.7 million of cash provided by operations during the thirty-nine weeks ended November 1, 2003 was primarily a result of $24.8 million of net income and non-cash charges, offset, in part, by the payment of income taxes that were outstanding at the end of the prior fiscal year and an increase in accounts receivable due to vendor marketing programs.

We made capital expenditures of $56.7 million in the thirty-nine weeks ended October 30, 2004 and $29.4 million in the thirty-nine weeks ended November 1, 2003 primarily to open new stores, continue our re-branding of existing stores and to remodel, furnish and equip existing stores, our corporate headquarters and distribution centers. In May 2004, we acquired an office and distribution center in Arlov, Sweden for $2.8 million with cash from operations. This facility will help us more efficiently serve our Scandinavian operations and support further expansion in that region. In October 2004, we commenced operations in our new 315,000 square foot distribution center in eastern Pennsylvania. We acquired the facility for $13.2 million with cash from operations.

At October 30, 2004, we had no borrowings under our $50.0 million revolving credit facility.

In May 2003, the Company’s Board of Directors approved a program to repurchase up to 1.5 million shares of its outstanding common stock. During the thirty-nine weeks ended November 1, 2003, the Company completed the program and repurchased 1.5 million shares of common stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

In November 2003, the Company’s Board of Directors approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock. As of October 30, 2004, the Company had repurchased 1.3 million shares of common stock at a weighted average cost, including broker commissions, of $26.75 per share. Cash expenditures for these stock repurchases totaled $34.4 million. Expenditures totaling $31.7 million were incurred during the thirty-nine weeks ended October 30, 2004.

Impact of inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2004 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are our internal controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

•      the availability of adequate quantities of hardware and software to meet consumer demand;

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

•      our ability to complete and integrate future acquisitions;

•      the risks involved with our international operations; and

•      our ability to recruit and retain skilled personnel.

For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading “Risk Factors” in Item 1 of our most recent Annual Report on Form 10-K. The forward-looking statements made in this report are made only as of the date of publication (December 2004) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II.   Other Information

Item 1.    Legal Proceedings

In the second fiscal quarter, a subsidiary of the Company reached agreement on a tentative settlement of a proposed class action suit entitled “Chalmers v. Electronics Boutique of America Inc.” The suit, filed in the California Superior Court in Los Angeles County, California alleged that the Company’s subsidiary improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and sought recovery of wages for overtime hours worked and related relief. The Company denied liability but agreed to participate in non-binding mediation to attempt to resolve the matter. The settlement, in the amount of $950,000 which includes payments to be made to proposed class members, as well as the attorneys’ fees and litigation costs of the plaintiff, is still subject to final court approval. A hearing is scheduled in December 2004. The Company has previously reserved adequate amounts and, accordingly, the final settlement is not expected to have an adverse effect on its results of operations.

In addition, the Company is involved from time to time in legal proceedings and regulatory matters arising in the ordinary course of its business. In the opinion of management, no pending proceedings are currently expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the periodic repurchases of equity securities made by the Company during the thirteen week period ending October 30, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

8/1/04 – 8/28/04	—	—	—	715,365

8/29/04 – 10/2/04	—	—	—	715,365

10/3/04 – 10/30/04	—	—	—	715,365

In November 2003, the Company’s Board of Directors approved its current program to repurchase up to 2.0 million shares of its outstanding common stock. Under the buy-back program, the Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and subject to market conditions. This program does not have an expiration date.

Item 5.  Other Information

On August 20, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 12 and announcing financial results for the Company’s second quarter of fiscal 2005.

Item 6.   Exhibits

31.1         Certification dated December 3, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2         Certification dated December 3, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1         Certification dated December 3, 2004 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electronics Boutique Holdings Corp.
(Registrant)

Date:	December 3, 2004	By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths
President and Chief
Executive Officer
(Principal Executive Officer)

Date:	December 3, 2004	By:	/s/ James A. Smith
James A. Smith
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1

Certification dated December 3, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated December 3, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1

Certification dated December 3, 2004 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.