Form 10-K
period 2005-01-29
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2005-04-07
CIK 1057746

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
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

        As of July 30, 2004 (the last trading day of the registrant's second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the NASDAQ National Market of $25.11 per share, was $306,250,600. Shares of the registrant's common stock owned by its executive officers and directors were excluded from this calculation; however, such exclusion does not represent a conclusion by the registrant that the executive officers or directors are affiliates of the registrant.

        At April 4, 2005, there were 24,759,785 shares of common stock issued and outstanding.

Documents Incorporated by Reference

        Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

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

Item 1.    Business

General

        We are the leading global specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. As of January 29, 2005, we operated 1,977 stores, primarily under the names EB Games and Electronics Boutique, in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, Sweden and the United States. We also operate a commercial website under the URL address www.ebgames.com. Our compound annual growth rates for net sales and pre-tax net income from fiscal 2000 through fiscal 2005 were 21.2% and 16.6%, respectively.

        We operate in the interactive entertainment industry, which was a $10.8 billion business in the United States and a $600 million business in Canada in 2004, as reported by The NPD Group (NPD). According to International Development Group (IDG), industry sales in the European market grew to $8.5 billion during the year. The Australian market also grew in 2004 to $528 million according to GfK Australia. We have a leading market share in both the Canadian and Australian markets and we continue to gain market share in the U.S. and European markets.

        We serve the avid gamer who demands immediate access to new release titles and who generally purchases more video game titles and PC entertainment software than the casual gamer. As a result, our tie ratio of software units sold to hardware units sold is consistently above the industry average. We also serve the casual, more value conscious gamer by offering pre-played products at lower prices. We believe that we attract both types of gamers due to our:

  •
  specialty store focus in strip centers and malls;

  •
  ability to stock sought-after new releases;

  •
  wide variety of pre-played titles;

  •
  acceptance of trade-ins of pre-played products towards new purchases;

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

  •
  the availability and timeliness of new product releases; and

  •
  the willingness of the consumer to trade in hardware and software.

The interactive entertainment industry is cyclical, which could cause significant fluctuations in our earnings.

        Demand for video game systems and software fluctuates in relation to the introduction of next-generation hardware and related software titles. Manufacturers have historically introduced next-generation systems every four to five years. Sales volumes of new video game systems and related software titles are generally higher in the initial stages of the products' life cycles. As a product reaches the end of its life cycle, demand for the product will generally decline as our customers anticipate the introduction of next-generation products. If leading video game system manufacturers fail to continue to introduce next-generation systems, or fail to enhance existing systems on a periodic basis, our sales of hardware systems and related software titles will decrease, which would have an adverse effect on our results of operations and financial condition.

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

        The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions and rapid product obsolescence. These characteristics require us to respond quickly to technological changes and to understand the impact of these changes on our customers' preferences. If we fail to keep pace with these changes, our business may suffer. In addition, some of these technological enhancements, such as the ability to download video games onto PCs or play games over the Internet through consoles, could reduce retail sales of video games and PC entertainment software. If advances in technology continue to expand our customers' ability to access software through other sources, our sales and earnings could be negatively impacted.

Risks Related to Our Business

If we fail to manage new store openings or renew existing locations as they expire, our operational and financial results could be negatively impacted.

        Our growth depends on our ability to open and operate new stores profitably. In fiscal 2005, we opened 479 new stores. We currently intend to open approximately 400 new stores in fiscal 2006. Our ability to open new stores in a timely and profitable manner depends upon many contingencies, including our ability to locate and lease suitable store sites, build out these sites on a timely and cost-effective basis, hire and train new associates and integrate these stores into our existing operations. We cannot assure you that we will be able to continue to achieve our planned expansion or that our new stores will achieve sales and profitability levels comparable to our existing stores.

        As of January 29, 2005, approximately 6% of our stores (122 of our 1,977 stores) were operated under leases with terms that expire in less than one year. We cannot assure you that we will be able to maintain these existing store locations as leases expire or that we will be able to locate suitable alternative sites with acceptable terms.

If we do not compete effectively, we will lose customers and our earnings will decline.

        We face intense competition in the interactive entertainment industry. If we do not compete effectively, this could lead to reduced sales and profit margins. We compete with:

  •
  video game and PC software specialty stores;

  •
  mass merchants;

  •
  toy retail chains;

  •
  online retailers;

  •
  direct-to-consumer software publishers;

  •
  office supply, computer product and consumer electronics superstores; and

  •
  emerging alternative channels of distribution such as wireless distribution.

        Some of these competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than we have. In addition, the majority of our competitors currently do not buy or sell pre-played products. If more of our competitors choose to enter this category, it may have a negative impact on our business. We also compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

Our operating results fluctuate from period to period, which could result in a lower price for our common stock.

        Our business is affected by seasonal patterns. We historically generate our highest net sales and operating income during our fourth fiscal quarter, which includes the holiday selling season. During fiscal 2005, we generated approximately 40.7% of our net sales and approximately 73.2% of our operating income during our fourth fiscal quarter. Accordingly, any adverse trend in sales during the holiday selling season could adversely affect our results of operations for our fourth fiscal quarter and our entire year. In addition to our dependence on fourth quarter sales, our results from operations fluctuate from quarter to quarter depending upon a variety of factors, most of which we cannot control. These include:

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

        We rely heavily upon our suppliers to provide us with new products as quickly as possible. We purchase a significant amount of products from Electronic Arts, Inc., Nintendo Co., Ltd., Microsoft Corp., Sony Corporation and Take Two Interactive Software, Inc., and often receive shipments of new release products that are disproportionately large relative to our share of the overall consumer video game market. During fiscal 2005, our purchases from Electronic Arts, Nintendo, Microsoft, Sony and Take Two represented 14.0%, 12.0%, 10.3%, 9.3% and 7.1%, respectively, of our gross purchases. We believe that the loss of any of these suppliers could reduce our product offerings, which would cause us to be at a competitive disadvantage. In addition, our financial performance largely depends upon the business terms we obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. If we fail to maintain favorable business terms with our suppliers, our ability to offer products to consumers at competitive prices would be adversely affected.

        During fiscal 2005, approximately 32% of our domestic product purchases were of products manufactured outside of the United States, primarily in Asia. To the extent that our suppliers rely on overseas sources for their products, any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of these products and could increase the cost and reduce the supply of products available to us.

If our distribution facilities and systems are inadequate, our business could suffer.

        We own or lease distribution centers in Pennsylvania and Kentucky as well as Canada, Australia, Sweden, New Zealand, Italy and Germany. If operations in any of these distribution facilities were to shut down for a prolonged period of time or if these facilities were unable to accommodate the continued store growth in a particular region, our business could suffer.

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

        We have international retail operations in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway and Sweden. Net sales in these foreign countries represented approximately 29% of our net sales in fiscal 2005. Because release schedules for hardware and software introduction in these countries often differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases or decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:

  •
  economic downturns;

  •
  currency exchange rate fluctuations;

  •
  international incidents;

  •
  government instability; and

  •
  an increasing number of competitors entering our current and potential markets.

We depend upon our key personnel and they would be difficult to replace.

        Our success depends upon our ability to attract, motivate and retain key management associates for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. While we have been successful in maintaining the continuity of our management team, including our executive officers, we cannot assure you that we will continue to be successful retaining such personnel. If we fail to retain qualified key personnel, our business could suffer.

If we fail to maintain an adequate system of internal controls, we may not be able to accurately report our financial results, which could cause current and potential stockholders to lose confidence in our financial reporting and in turn affect the trading price of our common stock.

        During fiscal 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We cannot be certain that the measures we have taken to assess, document, improve and validate through testing the adequacy of our internal control process over financial reporting will ensure that we maintain such adequate controls over our financial reporting process in the future. Failure to implement required new controls could cause us to fail to meet reporting obligations, which in turn could cause current and potential stockholders to lose confidence in our financial reporting.

If we fail to successfully complete and integrate future acquisitions, our business could be negatively impacted.

        As part of our efforts to grow and compete, we may engage in acquisitions, both domestically and internationally. Our pursuit of future acquisitions is subject to our ability to negotiate favorable terms for these acquisitions. Accordingly, we cannot assure you that future acquisitions will be completed. In addition, to facilitate future acquisitions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a negative effect on the price of our common stock. Finally, if any acquisitions are not successfully integrated with our business, our ongoing operations and results could be adversely affected.

        On January 30, 2004, we terminated the services agreement with The Game Group Plc (formerly The Electronics Boutique Plc), a specialty interactive entertainment retailer based in the United Kingdom. The termination agreement places restrictions on our ability to compete with Game Group in the United Kingdom and Ireland until February 2006.

Other Risks

The Kim family has significant control of our company and can make decisions that could adversely affect our stock price and prevent a change of control.

        The Kim family beneficially owns approximately 48.3% of our common stock. Accordingly, the Kim family effectively controls our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This control may have the effect of delaying, preventing or deterring a change in control of our company and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our status as a holding company and our credit facility restrict our ability to pay dividends on our common stock.

        We are a holding company and do not have any material assets other than our ownership interests in our subsidiaries. Our common stock will be junior in right of payment to all of our existing and future liabilities and obligations and, by virtue of the fact that we are a holding company, our common stock will be structurally junior in right of payment to all existing and future liabilities and obligations of each of our subsidiaries. We have not declared or paid dividends on our common stock since our initial public offering in July 1998. In addition, our credit facility with Fleet Retail Group restricts our ability to declare or pay dividends on our common stock.

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

        Video games.    In 2004, domestic retail sales of video game software and hardware systems reached approximately $8.7 billion, down slightly from the prior year, according to data provided by NPD. The current generation of console hardware technology, including Sony's PlayStation 2, Microsoft's Xbox and Nintendo's GameCube, has been on the market approximately four years. The installed base of these systems grew to 47.9 million units in 2004 with corresponding software sales exceeding $5.1 billion, representing 11% growth over the prior year. This growth was lead by the release of the two largest title launches in the history of the industry, "Grand Theft Auto: San Andreas" from Take Two Interactive Software, Inc. for the PlayStation 2 and "Halo 2" from Microsoft for the Xbox. In addition, accessory sales for the three consoles grew 2% in 2004 to $1.0 billion.

        The current generation of handheld hardware technology is comprised of Nintendo's GameBoy Advance, released in 2001, and Nintendo's GameBoy Advance SP, released in March 2003. In 2004, the installed base of these handheld systems reached 27.3 million units with corresponding industry software sales growing 12% to $949 million. The next generation of handheld technology was launched with the release of the Nintendo DS in November 2004. The new system had domestic sales of 1.2 million units of hardware and software sales of $46.7 million. Sony entered the handheld market and released the PSP portable gaming system in March 2005.

        Calendar year 2005 is expected to be the transition year in the current video game cycle as the industry prepares for the launch of the next generation of technology. As customers wait in anticipation of the next generation of consoles, software and hardware sales of the current generation are expected to decline in 2005. With the two new portable systems on the market, sales of handheld software and hardware are expected to increase significantly over 2004, helping to offset the declines expected in current generation console sales. It is anticipated that Microsoft will release the next generation of the Xbox in the fourth quarter of 2005. Sony and Nintendo are expected to release their new consoles sometime in 2006.

        PC entertainment software.    Domestic retail sales of PC entertainment software were approximately $925 million in calendar 2004, a 9.5% decrease from the prior year, according to NPD. We expect domestic PC entertainment software sales to continue to decline in 2005.

Products

        Our product line consists of video game and PC entertainment software, video game hardware systems, pre-played software and hardware, accessories and related products. Our in-store inventory at any given time averages over 3,800 stock keeping units (SKU's).

        Video game and PC entertainment software.    We carry a large selection of video game and PC entertainment software. We purchase titles from over 60 vendors, including the leading console manufacturers, Nintendo Co., Ltd., Sony Corporation and Microsoft Corp., as well as a variety of third-party software publishers, such as Electronic Arts, Inc., Take Two Interactive Software, Inc.,

Activision, Inc., Atari Corp. and THQ Inc. We are one of the largest domestic customers of video game products sold by these publishers.

        Pre-played software and pre-played video game hardware.    As a result of the proliferation of new titles and the tendency of gamers to seek new game challenges after mastering a particular title, a growing market for pre-played software has evolved. Also, with changes in hardware technology and a growing desire to own multiple gaming systems, a market for pre-played hardware has developed. We allow customers to trade in and purchase pre-played games and hardware in our stores. In return for a trade-in, customers can receive a store credit, which can be applied towards the purchase of new or pre-played products, or they can receive cash.

        Video game hardware.    We sell the video game hardware systems of all major manufacturers, including Sony's PlayStation 2, Nintendo's GameCube, GameBoy Advance SP and DS and Microsoft's Xbox. Our pre-played program affords customers the opportunity to trade in older video game hardware towards the purchase of one of the latest systems. As a result, we also offer a wide range of the older video game systems. We also offer product replacement plans for the video game systems.

        Accessories.    The growing number of video game systems has led to an increase in sales of accessory products, which generally have higher gross margins than hardware and software products. We currently offer approximately 350 accessory product SKU's, including controllers, memory cards, instructional books and strategy guides for the most popular video game titles.

        Related products.    We offer an assortment of collectible action figures that appeal to our core customers as well as other gaming related products. In addition, we offer a variety of PC and video gaming magazines.

Our Customers

        Based on data from The NPD Group 2004 Consumer Panel, our typical customer is a male between the ages of 18 and 34 with household income ranging from $25,000 to $75,000. We believe that our customers are often opinion leaders in the interactive entertainment industry, influencing the buying decisions of their friends and family.

Competitive Strengths

        We seek to enhance our position as the leading global specialty retailer of interactive entertainment products by focusing on the following:

        Breadth of selection.    Through our stores and our website, we offer our customers an extensive selection of video game software, compatible with all major video game hardware systems, which we also stock, as well as PC entertainment software. Our typical store offers over 1,500 SKU's, excluding pre-played games, at any given time across a variety of genres, including Action, Strategy, Adventure/Role Playing, Simulation, Sports, Children's Entertainment and Family Entertainment. We continuously update our title selection in each store to reflect the tastes and buying patterns of the store's local market. In addition to software and hardware, we offer a complementary line of PC and video game accessories and peripheral products. By offering a wide range of products, we seek to establish our stores and website as the destination of choice for gamers.

        Immediate availability of new releases.    We strive to be the first in our markets to offer new video game and PC entertainment software titles upon their release. We will open our stores at midnight in connection with the launch of highly anticipated titles and will, when appropriate, ship select new releases to our stores on the same day as the title launch. We believe that vendors recognize the importance of our customer base and, consequently, often grant us disproportionately large allocations of new release products.

        To ensure our customers have immediate access to new releases and the latest hardware, we offer our customers the "EB Pre-Sell Program" through which they can reserve video game and PC entertainment software and video game hardware for delivery upon our receipt and release of the product. On average, we introduce 20 new software SKU's in our stores and on our website each week.

        Pre-played products.    We believe that the opportunity to trade in games and hardware and the availability for purchase of pre-played software and hardware in our stores is attractive to the value conscious gamer and differentiates us from most of our competition, which do not generally accept trade-ins or offer pre-played products.

        To support our pre-played business, we operate a product reclamation center that tests, cleans, re-labels, re-packages and re-distributes traded-in products to our stores. These trade-ins are then sold in our stores at a discount to the price of new products. Sales of pre-played games and hardware generate significantly higher margins than new products.

        The pre-played category has become our fastest growing product line, as we now carry over 1,900 pre-played SKU's in our typical store. We believe the growth of our pre-played business will be further enhanced as we continue to focus on establishing stores in strip-center locations where sales of pre-played products represent a larger percentage of the stores' sales.

        Competitive pricing.    Our pre-played program allows customers to save money by trading in their pre-played games and hardware for cash or credit towards any product sold in our stores. The trade-ins are then resold to other customers at lower prices than our new products, offering a broader range of price choices to our customers.

        Knowledgeable sales associates.    We believe that our knowledgeable sales associates, many of whom are gamers, and our higher level of customer service provide us with an important advantage over competitors such as mass merchants, retail toy chains, and office supply, computer product and consumer electronics superstores. We provide all of our sales associates with training and information on video game and PC entertainment products, system requirements and selling techniques through vendor-sponsored seminars, which are held for store managers and field managers, and through periodic training seminars for our sales associates. We also encourage our sales associates to learn about customers' game preferences. With this knowledge, sales associates are able to introduce customers to a selection of games and accessories that suit their preferences and are able to advise them of new releases suited to their interests, thereby enhancing our customers' overall gaming experience.

        Disciplined store operations.    Our management team exercises significant control over all aspects of our store operations, including product research, purchasing, distribution, site selection, store development, Point-of-Sale ("POS") financial reporting and sales training. We believe that this commitment to operational control enables us to identify opportunities to improve store productivity and to react quickly to shifts in product pricing and consumer purchasing trends. We strive to increase the productivity of our stores by actively managing our payroll expense and operating our stores as efficiently as possible. We do this by utilizing our POS reporting systems to ensure the best possible match of sales associate floor coverage to customer traffic.

        Leadership in online retailing.    The Internet represents a complementary channel to our store-based retail business. We operate an e-commerce site at www.ebgames.com, where we provide product reviews, user-friendly online purchasing and the ability to pre-order video game and PC entertainment software and video game hardware. Our website utilizes our merchandising expertise and strong vendor relationships to provide online customers with over 6,600 new and pre-played SKU's that are available for immediate shipping. In 2004, we implemented several initiatives designed to leverage our online capabilities to enhance our customers' overall shopping experience. Some of the new conveniences that we offer are the ability to pre-order a product online with in-store pick up, the ability to see availability of a product at local stores and the ability to return products ordered online to one of our stores.

        We believe that Internet broadband technology will play an important role in the future of our industry. We continue to explore different ways to take a leadership role in the online distribution of video games. Adoption of this new technology by consumers has been limited to date. However, as adoption of this technology grows and other game delivery technologies emerge, we expect to actively pursue these opportunities.

        Highly effective inventory management.    We do extensive research prior to the release of new products and carefully manage our inventory to minimize the risk associated with introducing new products. Our merchandising teams evaluate potential products and analyze the "EB Pre-Sell Program" information and other data to estimate initial demand and the projected life cycle for a new release. We then use this information to plan our initial purchases and allocations among our stores and website.

        We have a highly effective inventory management system which forecasts and actively manages our ongoing inventory requirements on an individual store basis, aggregates our total requirements and manages the daily replenishment function from our automated distribution centers to our stores. This results in improved in-stock levels in our stores which enables us to maximize sales and avoid markdowns.

        State-of-the-art management information systems.    We use a combination of proprietary and "best of breed" information systems technology. These tools enable us to analyze total, comparative and new store sales and inventory data at the company, region, district and store levels. We believe our approach to business systems provides a strategic advantage by allowing us to make enhancements to meet business opportunities quickly and efficiently. Traffic counting technology is installed in a representative number of our stores, allowing us to evaluate store performance against traffic trends.

        Efficient distribution.    We currently operate two distribution centers in the United States. Our 315,000 square foot facility in Sadsbury Township, Pennsylvania handles staple products, online fulfillment, returns and product reclamation. A 200,000 square foot distribution center in Louisville, Kentucky supports flow-through operations on new releases, top selling products and online fulfillment. We also operate a 120,000 square foot facility in Canada, a 70,000 square foot facility in Australia, an 80,000 square foot facility in Sweden and three smaller facilities in New Zealand, Italy and Germany. During fiscal 2006, we are planning to relocate our distribution centers in Italy and Germany to larger facilities to accommodate our continued growth.

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

        Innovative marketing.    Our stores are located in high traffic, high visibility areas in regional strip centers, shopping malls, urban areas and central business districts. Accordingly, our marketing efforts are designed to draw customers into our stores through the use of window displays and other attractions visible to shoppers in the mall and from the street. Inside all of our stores, we feature selected products through the use of vendor displays, signs, flyers, point of purchase materials and end-cap displays. To enhance the shopping experience, we offer our customers the opportunity to play the latest games and hardware at interactive gaming stations and we offer complementary in-store programming via "EBtv". A majority of these in-store efforts are funded through advertising allowances and market development funds from manufacturers, distributors, software publishers and accessory suppliers. To provide additional value to our customers, we launched a new customer loyalty program, the EB EDGE Card, in August. Members of this program are entitled to receive a discount on pre-played product at our EB Games stores and website.

        We also actively publicize our stores through a variety of media, including print, web, radio and selected local television advertising. On an annual basis, we publish several full color vendor-funded freestanding inserts in top newspaper publications throughout the United States. Circulation for these inserts ranges from 5 million to 18 million, depending on the time of year. We also publish several full color catalogs during the year. Each catalog includes news, game reviews, event calendars and other related information, in addition to products available for purchase. Our vendors fund the cost of these publications which are available in our stores and are mailed to thousands of households from our proprietary customer lists.

        We believe our online presence plays a key role in strengthening our brand identity. Our online marketing programs enable us to access the broad reach of the Internet at a low cost. These initiatives focus on partnering with companies that operate professional websites, such as GameSpot.com. We also reach online gaming communities through our affiliate marketing program, which includes thousands of gaming affinity and commerce sites.

Growth Strategy

        Our growth strategy is based on leveraging our competitive strengths and continuing our new store expansion. We believe that there are domestic and international opportunities for significant new store growth. Over the last five fiscal years, we have more than tripled our store base from 619 stores at the end of fiscal 2000 to 1,977 stores at the end of fiscal 2005. We plan to open approximately 400 new stores in fiscal 2006.

        Domestic opportunity.    We plan to open approximately 200 new stores in fiscal 2006 in the United States. We are continuing our expansion in strip and power shopping centers, central business districts and urban areas. We expect our stores in these locations to require lower initial investments, generate higher gross margins on lower revenue and have a lower operating cost structure than our mall-based stores. These stores, which typically carry a wider assortment of pre-played video games than our mall-based stores, target the more value conscious gamer.

        International opportunity.    In fiscal 2002, we began a store expansion program in Europe that included both the opening of new stores and the acquisition of regional chains. As of January 29, 2005, we operated a total of 520 stores in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway and Sweden. We plan to open approximately 200 new stores in fiscal 2006 in these markets.

        According to IDG, the interactive entertainment industry in Europe is approximately an $8.5 billion market with consumer demand characteristics similar to the U.S. market. We believe retail competition in the interactive entertainment industry is weaker throughout continental Europe than in the United States. There are very few specialty retail chains dedicated to interactive entertainment products in continental Europe and the existing specialty chains are small and undercapitalized, with little or no investment in distribution and information systems. Most video game software and hardware in Europe is sold through general merchandise stores that offer less service and a smaller product selection than our stores. We believe that our store model, merchandising expertise and strong vendor relationships should enable us to gain significant market share in our targeted continental European markets over the next several years.

Retail Operations

        As of January 29, 2005, we operated a total of 1,977 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico and Sweden, primarily under the names EB Games and Electronics Boutique. In 2002, we began a program to re-brand all of our locations to EB Games. We have made significant progress towards this goal and we currently have over 87% of our stores operating under the EB Games brand.

        Store formats.    Many of our stores are located in high traffic areas in regional shopping malls. As of January 29, 2005, we operated 945 stores under this format. These stores average approximately 1,190 square feet.

        In addition to our mall-based stores, we also operate many stores in strip and power centers, central business districts and urban areas. These stores are generally larger than our mall-based stores, averaging approximately 1,620 square feet. We began our expansion into these other locations in fiscal 2001, and as of January 29, 2005, we operated 1,032 stores under these formats.

        Store economics.    The average cost, net of payables, of opening a new mall-based store in fiscal 2005 was approximately $141,000. This included approximately $117,000 for furniture, fixtures, equipment and leasehold improvements.

        The average cost, net of payables, of opening a new strip center store in fiscal 2005 was approximately $92,000. This included approximately $66,000 for furniture, fixtures, equipment and leasehold improvements.

        These average cost numbers do not include key money. Key money represents payments made to landlords, outgoing tenants or other third parties to enter into certain European store leases. Key money is capitalized and amortized over a period of five years.

        Typically, our new stores generate a positive cash contribution within the first 12 months of operations. We regularly review the profitability and prospects of each of our stores and evaluate whether any under-performing stores should be closed or relocated to more desirable locations.

        Following the opening of a store, we utilize inventory management and controls and manage store payroll in an effort to maximize profitability. Our POS and inventory management systems allow us to analyze merchandise mix and in-stock positions and reduce shrinkage. We also use various payroll management and efficiency systems to improve sales conversions and store profitability.

        Store operations.    We divide our North American store base (United States, Puerto Rico and Canada) into 13 geographic regions, which are supervised by our Senior Vice President, President of Stores—North America, our Vice President of Store Operations (Canada), Zone Vice Presidents, Regional Vice Presidents/Directors, District Managers and store managers. Our Senior Vice President of International Operations, who is based in Europe, supervises our international operations other than in Canada. Managing Directors, District Managers and Area Managers supervise our stores in Denmark, Germany, Italy, Norway and Sweden. A General Manager, Regional Director, District Managers and Area Managers supervise our stores in Australia and New Zealand.

        Each of our stores typically has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of who work part-time. The number of hourly sales associates in each store fluctuates depending on our seasonal needs. Our domestic stores are open seven days per week and generally ten hours each day. We operate our international stores in a manner similar to our domestic stores.

Vendors

        We purchase substantially all of our products directly from manufacturers and software publishers. Our top 10 vendors accounted for approximately 72% of our purchases in fiscal 2005. Our largest vendors in fiscal 2005 were Electronics Arts, Nintendo, Microsoft, Sony and Take Two, which accounted for 14.0%, 12.0%, 10.3%, 9.3% and 7.1%, respectively, of our gross purchases. No other vendor accounted for more than 6.0% of our software or accessory purchases during fiscal 2005. We believe that we have good relationships with our vendors. Maintaining and strengthening these relationships is essential to our operations and continued expansion.

        We participate in marketing programs with each of our key vendors. Under these programs, we are eligible to receive marketing allowances, provided we perform certain specified marketing and merchandising events and activities pursuant to the terms of written agreements we negotiate with our vendors for each event or activity. Typical marketing events or activities for us include print advertising, television advertising, catalog advertising, in-store display promotions, Internet advertising and product training and promotion at our national trade show.

Competition

        The interactive entertainment industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with other specialty retailers of video games and PC software, most notably GameStop. We also compete with mass merchants, such as Wal-Mart and Target, toy retail chains, catalogs, direct sales by software publishers, online retailers and office supply, computer product and consumer electronics superstores such as Best Buy. In addition, video games are available for rental or purchase at many video stores. Further, other methods of distribution may emerge in the future, resulting in increased competition.

Employees

        As of January 29, 2005, we had approximately 11,800 non-seasonal employees. Approximately 5,100 were employed on a part-time basis, and 1,400 were employed on a temporary basis. In addition, during the calendar 2004 peak holiday shopping season, we hired approximately 1,700 temporary associates. We believe that our relationship with our employees is good. Except for a limited number of employees in Sweden, none of our employees are represented by a labor union or are members of a collective bargaining unit.

Game Group Services Agreement

        On January 30, 2004, we terminated the services agreement with Game Group. As part of the agreement to terminate the services agreement, Game Group paid us $15.0 million in February 2004. The termination agreement places restrictions on our ability to compete with Game Group in the United Kingdom and Ireland until February 2006.

Seasonality

        Our business, like many retailers, is seasonal with significant percentages of our sales and operating profit being generated in our fourth fiscal quarter and, in particular, the holiday selling season. During fiscal 2005, we generated approximately 40.7% of our net sales and approximately 73.2% of our operating profit in our fourth quarter. If we were to experience any adverse sales trends in our fourth quarter, our results of operations for the quarter and full fiscal year could be adversely affected.

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

Code of Ethics

        We have adopted a code of ethics, the Code of Ethical Conduct for Officers, Directors and Associates of Electronics Boutique, which applies to our Chief Executive Officer, Chief Financial Officer, Controller, all other employees of Electronics Boutique and each of the members of our Board of Directors. The Code of Ethical Conduct was approved by our Audit Committee in December 2003 and ratified by our Board of Directors in April 2004. Our Code of Ethical Conduct is included as an exhibit to our SEC filings and posted on our website, which is located at www.ebholdings.com. We will also disclose any amendments or waivers to our Code of Ethical Conduct on our website.

Item 1A.    Executive Officers of the Company

        Set forth below is information regarding the executive officers of the Company:

Name	Age	Position
Jeffrey W. Griffiths	54	President, Chief Executive Officer and Director
John R. Panichello	43	Executive Vice President and Chief Operating Officer
James A. Smith	49	Senior Vice President, Chief Financial Officer and Secretary
Seth P. Levy	47	Senior Vice President, Logistics and Chief Information Officer; President, EB Games Online
Steven R. Morgan	53	Senior Vice President, President of Stores — North America and President of Electronics Boutique Canada Inc.

        Mr. Griffiths has served as the President and Chief Executive Officer of Electronics Boutique and as a Director since June 2001. Prior thereto, he served as Senior Vice President of Merchandising and Distribution from March 1998 to June 2001. Mr. Griffiths served as Senior Vice President of Merchandising and Distribution of EB, our predecessor, from March 1996 to March 1998. From March 1987 to February 1996, Mr. Griffiths served as Vice President of Merchandising of EB, and from April 1984 to February 1987, he served as Merchandise Manager. Since October 2003, Mr. Griffiths has been a member of the Board of Trustees of Albright College. Mr. Griffiths also serves on the Board of Directors of Philadelphia Academies.

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

Item 2.    Properties

        Store leases.    All of our stores are leased. As of January 29, 2005, we had 1,977 stores. In general, our mall-based leases have terms of five to ten years. Our strip and power center locations typically have initial terms of five years with at least one or more renewal options.

        Headquarters and distribution centers.    We own our 140,000 square foot home office facility in West Chester, Pennsylvania. In September 2004, we purchased a new 315,000 square foot distribution facility in Sadsbury Township, Pennsylvania. In November 2004, we sold our 80,000 square foot distribution facility in West Chester, Pennsylvania. We lease a 200,000 square foot distribution center in Louisville, Kentucky. This lease expires in April 2010. In Brampton, Ontario, Canada, we own a 120,000 square foot distribution and office facility. In Pinkenba, Queensland, Australia, we own a 70,000 square foot distribution and office facility. In May 2004, we acquired an 80,000 square foot office and distribution center in Arlov, Sweden. We also lease smaller distribution facilities in New Zealand, Germany and Italy. In fiscal 2006, we are planning to relocate the distribution centers in Germany and Italy to larger facilities to accommodate our continued growth in Europe.

        Customer service call center.    We lease a 12,000 square foot customer service telephone call center in Las Vegas, Nevada, from which we respond to inquiries regarding our products. The lease expires in June 2009.

Item 3.    Legal Proceedings

        We are involved from time to time in legal proceedings arising in the ordinary course of our business.

        On December 3, 2003, a subsidiary of ours was served with a complaint in a proposed class action suit entitled "Chalmers v. Electronics Boutique of America Inc." in the California Superior Court in Los Angeles County. The suit alleged that Electronics Boutique of America Inc. improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and sought recovery of wages for overtime hours worked and related relief. In December 2004, the court approved a final settlement in the amount of $950,000. An accrual for settlement costs was recorded in fiscal 2004. Consequently, this settlement had no material impact on our results of operations or financial condition for fiscal 2005.

        On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of Electronics Boutique in the U.S. District Court for the Western District of New York. Mr. Diaz claims to represent a group of current and former employees to whom Electronics Boutique of America Inc. allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (FLSA) and New York law. The plaintiff moved to conditionally certify a group of similarly situated individuals under the FLSA and in March 2005, there was a hearing on this motion. In March 2005, the plaintiff filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. Also, in March 2005, we filed a motion to dismiss the New York state law claims. We intend to vigorously defend this action. At this stage of the matter, it is not possible to predict the outcome of this matter.

        In the opinion of management and except as described above, no pending proceedings could have a material adverse effect on our results of operations or financial condition.

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

	Fiscal 2005		Fiscal 2004
	Low	High	Low	High
First fiscal quarter	$24.87	$29.94	$11.96	$19.57
Second fiscal quarter	23.25	28.40	18.08	27.42
Third fiscal quarter	23.50	35.37	24.77	34.80
Fourth fiscal quarter	33.74	43.75	19.60	28.07

        Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

        As of April 4, 2005, we had 42 stockholders of record (including Cede & Co., the nominee for Depository Trust Company, a registered clearing agency) of the 24,759,785 issued and outstanding shares of our common stock. On April 4, 2005, the last reported sale price for our common stock as quoted by NASDAQ was $42.45 per share.

        To date, we have not paid any dividends on our common stock and we have no plans to do so in the future. Under certain circumstances, our credit facility with Fleet Retail Group restricts us from paying dividends to our stockholders.

        In November 2003, our Board of Directors approved a program to repurchase up to 2.0 million shares of our common stock. Under this buy-back program, we may repurchase shares of our common stock from time to time in compliance with SEC regulations and subject to market conditions. We did not repurchase any shares of our common stock during our fiscal fourth quarter. As of January 29, 2005, 715,365 shares are available to be purchased under this program. This program does not have an expiration date.

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

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
	(Amounts in thousands, except per share data and operating data)
Statement of Income Data:
Net sales	$1,983,537	$1,588,406	$1,309,226	$1,059,338	$802,851
Management fees (1)	5,845	13,375	7,553	5,889	4,425

Total revenues	1,989,382	1,601,781	1,316,779	1,065,227	807,276
Cost of goods sold	1,450,205	1,174,429	971,204	826,599	626,939

Gross profit	539,177	427,352	345,575	238,628	180,337
Selling, general and administrative expense (2)	422,374	327,260	266,729	178,928	144,082
Restructuring and asset impairment (reversal) charge (3)	—	—	(2,611)	12,638	—
Depreciation and amortization	37,473	29,211	23,361	20,286	16,239

Operating income	79,330	70,881	58,096	26,776	20,016
Other income	—	—	—	—	1,550
Interest income, net	2,350	1,751	1,677	1,884	3,096

Income before income tax expense and cumulative effect of change in accounting principle	81,680	72,632	59,773	28,660	24,662
Income tax expense	29,393	26,903	22,373	10,948	9,791

Income before cumulative effect of change in accounting principle	52,287	45,729	37,400	17,712	14,871
Cumulative effect of change in accounting principle, net of tax (4)	—	—	(4,773)	—	—

Net income (2)	$52,287	$45,729	$32,627	$17,712	$14,871

Income per share before cumulative effect of change in accounting principle:
Basic	$2.16	$1.82	$1.44	$0.74	$0.67

Diluted	$2.13	$1.80	$1.42	$0.73	$0.66

Per share cumulative effect of change in accounting principle:
Basic			$(0.18)

Diluted			$(0.18)

Net income per share:
Basic	$2.16	$1.82	$1.26	$0.74	$0.67

Diluted	$2.13	$1.80	$1.24	$0.73	$0.66

Weighted average shares outstanding:
Basic	24,159	25,114	25,833	23,868	22,254

Diluted	24,547	25,415	26,247	24,230	22,466

Operating Data: (5) (unaudited)
Stores open at end of year	1,977	1,528	1,145	937	737
Comparable store sales increase (decrease)(6)	3.1%	0.0%	8.3%	20.8%	(4.5%	)

	As of
	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Balance Sheet Data:
Working capital	$175,422	$163,422	$144,363	$121,446	$30,133
Total assets	724,200	643,932	527,305	429,649	270,493
Long-term debt	—	—	—	143	—
Total liabilities	372,732	339,952	252,805	192,489	139,273
Total stockholders' equity	351,468	303,980	274,500	237,160	131,220

(1)
In fiscal 2004, management fees included $4.7 million of revenue earned as part of our termination of the services agreement with Game Group.

(2)
In February 2005, we initiated a review of our lease-related accounting methods for rent holidays (the period prior to the store opening when we pay reduced or no rent) and tenant improvement allowances. Based on this review, we recorded a one-time, cumulative, non-cash charge to rent expense of $4.2 million ($2.7 million after-tax, or $0.11 per diluted share) in the fourth quarter of fiscal 2005.

(3)
In fiscal 2002, the restructuring and asset impairment charge of $12.6 million resulted from our adoption of a plan to close the operations of all 29 EB Kids stores and sell the 22-store BC Sports Collectibles business. The charge represented a $3.5 million write down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination costs. In fiscal 2003, the $2.6 million net reversal of the restructuring and asset impairment charge resulted primarily from store lease related accruals that were not necessary due to the terms of the sale of the BC Sports Collectibles business.

(4)
We changed our accounting policy with respect to the recording of vendor advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $4.8 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change in accounting principle on fiscal years prior to fiscal 2003. Prior to this change, we recognized all vendor advertising allowances as an offset to selling, general and administrative expense. Vendor advertising allowances in excess of advertising expense of $40.9 million and $35.8 million were reflected as an offset to selling, general and administrative expense in fiscal 2002 and fiscal 2001, respectively.

(5)
Does not reflect stores operated by other retailers for which we have provided management services.

(6)
Comparable store sales are based on stores in operation for over one year. Comparable store sales results for fiscal 2001 represents the 52 week period ending January 27, 2001.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are the leading global specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. As of January 29, 2005, we operated a total of 1,977 stores in 46 states, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico and Sweden—primarily under the names EB Games and Electronics Boutique. In addition, we operated a commercial website under the URL address www.ebgames.com. We operate in the interactive entertainment industry and are headquartered in West Chester, Pennsylvania. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries. Our fiscal year ends on the Saturday nearest January 31.

        In fiscal 2005, our strong performance enabled us to outperform the industry as a whole. We again established company records for revenues and net income. We continued to increase our market share by increasing our number of strip center locations, developing our international presence, growing our pre-played business and improving customer service. Our overall sales improvement in fiscal 2005 was driven by the release of software titles Halo 2, Grand Theft Auto: San Andreas, Need for Speed Underground 2, World of Warcraft and Metal Gear Solid 3. Significant operational achievements included the opening of a new distribution facility in Sadsbury Township, Pennsylvania to consolidate our Pennsylvania distribution operations and the purchase of a new office and distribution center in Arlov, Sweden to support our Nordic operations. Additionally, in fiscal 2005 we continued to strengthen our identity with the re-branding of our stores, as approximately 87% of our store base now has the EB Games name. We also took action to integrate our website with our retail store operations. Customers can now view product availability in any of our retail stores online and can pre-order new releases online with in-store pick up.

        Our success has been, and will continue to be, contingent upon our ability to understand trends in our industry and to manage our business in response to these trends. For example, the interactive entertainment industry is cyclical as new technology is generally introduced every four to five years. We have historically achieved strong market share in the first few years of these cycles and then experienced subsequent declines as product prices fell and mass market retailers attracted consumers at the latter part of the cycle. Our current strategy to retain market share throughout the cycle has been to expand our business through the opening of strip-center stores, which we believe attracts the value conscious consumers that previously shopped through the mass market retail channel. Additionally, to increase profitability in all of our locations, we are focused on expanding our pre-played business and new ways to drive sales of new titles. Our success is dependent upon our ability to continue to grow the business in a profitable manner.

        Management reviews several key indicators to evaluate our performance in achieving profit and sales growth. Sales growth is evaluated by measuring contributions generated from new store expansion and changes in comparable store sales. In addition, we measure our sales performance by analyzing changes in our market share relative to the overall industry. Gross margin is monitored for the impact of product mix as well as inventory obsolescence and losses. Product mix shifts throughout each industry cycle with lower margin hardware sales declining as a percentage of total sales while higher margin software sales increase. A prime driver of this shift has been the continual growth of the overall installed hardware base, which increased in calendar 2004 by 33% to approximately 75 million units in the United States. We also review the growth of pre-played sales in relation to our total sales mix, as these pre-played sales are one of our higher margin categories.

        We have a positive outlook for fiscal 2006. We are well positioned to capitalize on both current and long-term prospects and to continue the growth of our strip center stores, pre-played business and international operations. We plan to open approximately 400 stores during the current fiscal year.

Approximately 50% of these stores will be located internationally. The domestic stores to be opened during fiscal 2006 will be predominately based in strip center locations. We anticipate funding this store expansion with cash on hand and cash generated from our operations.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our results may differ from those estimates. Our significant accounting policies can be found in Note 1 to our consolidated financial statements. We consider the following policies to be most critical to the portrayal of our financial condition and results of operations.

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

        Reserves of $4.3 million and $3.9 million were recorded against inventory as of January 29, 2005 and January 31, 2004, respectively. Management believes its inventory valuation system results in carrying inventory at the lower of cost or market.

Revenue Recognition and Related Policies

        We have historically derived revenue primarily from two sources: (i) product revenue, which includes the retail sale of merchandise inventory, warranties, loyalty cards, subscriptions, and shipping and handling fees and (ii) management services revenue. Sales are recorded net of estimated amounts for sales returns and other allowances. On January 30, 2004, we terminated our services agreement with Game Group initially established in fiscal 1996. Management services revenue recorded in fiscal 2005 represents the amortization of deferred revenue related to covenants established as part of the termination agreement.

        Retail sales are recognized as revenue at the point of sale. Mail order and Internet sales are recognized as revenue upon delivery to and acceptance by the customer. Revenues from shipping and handling are recorded in revenue. Warranty revenue is amortized over the life of the warranty contract.

Loyalty card revenue is amortized over the life of the card. Magazine subscription revenue is recognized over the life of the subscription.

        We also engage in the sale, purchase and trading of pre-played video game products. Effective in the second quarter of fiscal 2003, we changed our statement of income classification for pre-played merchandise trade-in activity to include it in cost of goods sold rather than offset it against net sales. This policy is more consistent with industry practice. Previously, we recorded a reduction to both revenue and cost of goods sold for the cost of the pre-played merchandise accepted for trade. There was no impact on operating income or net income for any period as a result of this reclassification.

        Revenues for management services are recorded as earned. In fiscal 2004, management fees were derived from service agreements with Game Group and Sports Collectibles Acquisition Company ("SCAC") as well as $4.7 million earned as part of the termination of our services agreement with Game Group. We received $15.0 million from Game Group as part of the settlement for terminating the agreement. Based on an independent analysis, the covenants not to compete with Game Group in the United Kingdom, Ireland, France and Spain were determined to have a value equal to $10.3 million, which was recorded as deferred revenue. In fiscal 2005, we recognized $5.8 million of this deferred revenue. The remaining $4.5 million will be recognized as income in fiscal 2006.

Income Taxes

        We are subject to federal, state and local income tax in many jurisdictions in the United States as well as internationally. Income taxes are calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to our operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognition and inventory valuation methods. We must also assess the likelihood that our deferred tax assets will be recovered from our future taxable income. To the extent we believe that recovery is unlikely, we are required to establish valuation allowances. We established valuation allowances of $755,000 and $352,000 as of January 29, 2005 and January 31, 2004, respectively, due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. Future tax expense may be impacted by this judgment. As of January 29, 2005, we have recorded $4.5 million of deferred tax assets related to net operating loss carryforwards for which no valuation allowance is recorded.

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

        Goodwill is tested annually for impairment. We use a two-step impairment assessment to determine if an impairment charge is required. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any. After completing our annual goodwill impairment test for fiscal 2005, no impairment was required.

        Net intangible assets, long-lived assets and goodwill amounted to $189.7 million and $151.7 million as of January 29, 2005 and January 31, 2004, respectively. See Note 14 to the consolidated financials statements for more details.

Change in Accounting Principle

        In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 was effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16. In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events we conduct for our vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. We then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, was recorded as a cumulative effect of change in accounting principle in fiscal 2003 for the impact of this adoption on prior fiscal years.

        Prior to our adoption of Issue 02-16, we recognized all vendor advertising allowances as an offset to selling, general and administrative expense. These allowances exceeded the specific, incremental costs of the advertising and promotional events conducted by us. The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expense. These other operating expenses, which were incurred to support advertising and promotional expenses, included: marketing and merchandising department expenses to develop, promote and manage the events; direct store and store supervisory payroll expenses to implement, manage and monitor the events; distribution expenses associated with receiving and shipping of materials necessary for the events; and corporate expenses related to the design, production and maintenance of Internet advertising events. In fiscal 2005, fiscal 2004 and fiscal 2003, the company recorded vendor advertising allowances as a reduction of selling, general and administrative expense in the amount of $19.3 million, $13.7 million and $8.8 million, respectively.

        As of January 29, 2005 and January 31, 2004, $10.2 million and $10.8 million, respectively, of our vendor advertising allowances have been recorded as a reduction of inventory.

Results of Operations

        The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net sales	99.7%	99.2%	99.4%
Management fees	0.3	0.8	0.6

Total revenues	100.0	100.0	100.0
Cost of goods sold	72.9	73.3	73.8

Gross profit	27.1	26.7	26.2
Selling, general and administrative expense	21.2	20.5	20.2
Restructuring and asset impairment reversal	—	—	(0.2)
Depreciation and amortization	1.9	1.8	1.8

Operating income	4.0	4.4	4.4
Interest income, net	0.1	0.1	0.1

Income before income tax expense and cumulative effect of change in accounting principle	4.1	4.5	4.5
Income tax expense	1.5	1.6	1.7

Income before cumulative effect of change in accounting principle	2.6	2.9	2.8
Cumulative effect of change in accounting principle, net of tax	—	—	(0.3)

Net income	2.6%	2.9%	2.5%

Fiscal 2005 Compared to Fiscal 2004

        Net sales increased 24.9% from $1,588.4 million in fiscal 2004 to $1,983.5 million in fiscal 2005. The increase in net sales was primarily attributable to the sales volume of approximately $288.4 million resulting from 479 new stores opened during fiscal 2005, coupled with a 3.1%, or $49.3 million, increase in comparable store sales, the additional sales volume of approximately $37.1 million for non-comparable stores opened during fiscal 2005 and a favorable foreign currency exchange rate impact of $30.9 million on comparable store sales in fiscal 2005. The increase in overall comparable store sales in fiscal 2005 was due to a stronger new release schedule of software titles, including top-sellers Halo 2 and Grand Theft Auto: San Andreas.

        Management fees were $13.4 million in fiscal 2004 and $5.8 million in fiscal 2005. The $13.4 million in fiscal 2004 consisted of $8.6 million in fees earned in accordance with our services agreement with Game Group, $4.7 million earned in connection with our termination of the services agreement and $150,000 in fees earned in connection with the sale of the BC Sports Collectibles business in November 2002. The $5.8 million in fiscal 2005 consisted of the amortization of management fee income previously deferred as part of the termination of our services agreement with Game Group.

        Cost of goods sold increased 23.5% from $1,174.4 million in fiscal 2004 to $1,450.2 million in fiscal 2005. As a percentage of net sales, cost of goods sold decreased from 73.9% in fiscal 2004 to 73.1% in fiscal 2005. This decrease, as a percentage of net sales, was primarily due to the shift in business from lower-margin hardware products to higher-margin software products, coupled with the continuing growth of our pre-played business, offset, in part, by a decrease, as a percentage of net sales, in vendor allowances recognized in cost of goods sold. Cost of goods sold does not include purchasing and distribution center operating expenses of approximately $17.6 million in fiscal 2004 and $21.9 million in fiscal 2005, which are included in selling, general and administrative expense. Accordingly, our cost of goods sold may not be comparable to the cost of goods sold of other retailers.

        Selling, general and administrative expense increased 29.1% from $327.3 million in fiscal 2004 to $422.4 million in fiscal 2005. The increase is primarily due to expenses associated with a larger domestic and international store base and the associated increases in store expenses of $82.2 million and headquarter expenses of $8.4 million. As a percentage of total revenues, selling, general and administrative expense increased from 20.5% in fiscal 2004 to 21.2% in fiscal 2005. This increase was primarily due to expenses associated with opening 479 new stores in fiscal 2005 and a one-time, cumulative charge to rent expense of $4.2 million as a result of our review of lease-related accounting methods for recognizing rent expense prior to a store opening, offset by leveraging selling, general and administrative expense over the 3.1% increase in comparable store sales during the year.

        Depreciation and amortization expense increased 28.3% from $29.2 million in fiscal 2004 to $37.5 million in fiscal 2005. The increase was primarily due to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and the remodeling of existing stores.

        Income tax expense increased 9.3% from $26.9 million in fiscal 2004 to $29.4 million in fiscal 2005. As a percentage of income before income tax expense, income tax expense decreased from 37.0% in fiscal 2004 to 36.0% in fiscal 2005. Our effective tax rate decreased from the prior year principally as a result of an increase in operations in foreign jurisdictions that have lower tax rates than the United States.

Fiscal 2004 Compared to Fiscal 2003

        Net sales increased 21.3% from $1,309.2 million in fiscal 2003 to $1,588.4 million in fiscal 2004. The increase in net sales was primarily attributable to the sales volume of approximately $138.6 million resulting from 399 new stores opened during fiscal 2004, coupled with a favorable foreign currency exchange rate impact of $42.5 million on comparable store sales in fiscal 2004. Overall comparable store sales for fiscal 2004 were even to last year as increases in comparable store sales for our strip-center locations offset decreases in comparable store sales for our mall-based stores. Our net comparable store sales results compared favorably to the United States interactive entertainment industry, which experienced a decline of 2.1% in fiscal 2004. Net sales from the BC Sports Collectibles and EB Kids stores for fiscal 2003 were $13.5 million.

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

        Selling, general and administrative expense increased 22.7% from $266.7 million in fiscal 2003 to $327.3 million in fiscal 2004. The increase is primarily due to expenses associated with a larger domestic and international store base and the associated increases in store expenses of $50.8 million and headquarter expenses of $8.5 million. As a percentage of total revenues, selling, general and administrative expense increased from 20.2% in fiscal 2003 to 20.5% in fiscal 2004. This increase was primarily due to expenses associated with opening 399 new stores in fiscal 2004. Selling, general and administrative expense from the BC Sports Collectibles and EB Kids stores for fiscal 2003 was $6.9 million.

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

        Depreciation and amortization expense increased 25.0% from $23.4 million in fiscal 2003 to $29.2 million in fiscal 2004. The increase was primarily due to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and the remodeling of existing stores, and fixtures, equipment and computer software at corporate headquarters and existing distribution centers.

        Operating income increased 22.0% from $58.1 million in fiscal 2003 to $70.9 million in fiscal 2004. As a percentage of total revenues, operating income was 4.4% in both fiscal 2004 and fiscal 2003. Excluding the $2.6 million net reversal of the restructuring and asset impairment charge in fiscal 2003, operating income would have been $55.5 million or 4.2% of total revenues in fiscal 2003. Due to favorable foreign exchange rates and continued growth in our international operations, the percentage of the foreign contribution to operating income increased from 14.7% in fiscal 2003 to 42.2% in fiscal 2004. Operating loss from the BC Sports Collectibles and EB Kids stores for fiscal 2003 was $0.5 million.

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

Liquidity and Capital Resources

        We have historically financed operations primarily through cash generated from operations and funds available under our credit facility. We expect capital expenditures to be approximately $71.0 million during fiscal 2006. Expenditures will include the opening of 400 new stores, remodeling of existing stores, capital additions at our corporate headquarters and the relocation of our distribution centers in Italy and Germany to accommodate our continued growth. During fiscal 2005, we acquired an office and distribution center in Arlov, Sweden for $4.2 million with cash from operations. Additionally, we commenced operations in our new 315,000 square foot distribution center in Sadsbury Township, Pennsylvania. We acquired this facility for $13.2 million with cash from operations. In November 2004, we closed on the sale of one of the existing Pennsylvania distribution centers for $5.2 million.

        We generated $102.4 million in cash from operations in fiscal 2005 and $103.6 million in fiscal 2004. The $102.4 million of cash generated from operations in fiscal 2005 was primarily the result of $52.3 million in net income, $31.2 million in non-cash charges to net income, an increase in accrued expenses of $24.5 million and a decrease in accounts receivable of $18.9 million, offset, in part, by an increase in merchandise inventories, net of payables, of $28.5 million. The increase in accrued expenses was due primarily to an increase in customer liabilities as well as an increased store base. The decrease in accounts receivable was due primarily to the receipt of $15.0 million in February 2004 as part of the termination of our services agreement with Game Group and normal seasonal fluctuations. The increase in merchandise inventories, net of payables, was due to maintaining appropriate levels of inventory for an increased store base. The $103.6 million of cash generated from operations in fiscal 2004 was primarily the result of $45.7 million in net income, $27.2 million in non-cash charges to net income, an increase in accounts payable of $39.3 million and an increase in accrued expenses of $25.1 million, offset, in part, by an increase in merchandise inventory of $17.5 million and a $12.1 million increase in accounts receivable. The increase in accounts payable and accrued expenses was due in part to an increased store base. The increase in merchandise inventory was due to an increased store base, partially offset by prior year inventories being higher than normal due to slower than expected holiday sales in fiscal 2003. The increase in accounts receivable was due in part to Game Group's December 2003 management fee payment for $2.2 million not being received until February 2004.

        We made capital expenditures of $75.1 million in fiscal 2005 primarily to open new stores, re-brand 83 existing stores to the EB Games name, acquire a distribution facility in Pennsylvania, purchase a home office and distribution center in Sweden and to remodel, furnish and equip existing stores, our corporate headquarters and existing distribution centers. We made capital expenditures of $45.9 million in fiscal 2004, primarily to open new stores, to remodel existing stores and to re-brand 158 existing stores to the EB Games name.

        In May 2003, our Board of Directors approved a program to repurchase up to 1.5 million shares of our outstanding common stock. During fiscal 2004, we completed the program and repurchased 1.5 million shares of common stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

        In November 2003, our Board of Directors approved a program to repurchase up to 2.0 million additional shares of our outstanding common stock. As of January 31, 2004, we repurchased 115,700 shares of common stock at a weighted average cost, including broker commissions, of $23.21 per share. Cash expenditures for these stock repurchases totaled $2.7 million. During fiscal 2005, we repurchased 1.2 million shares of common stock at a weighted average cost, including broker commissions, of $27.10 per share. Cash expenditures for these stock repurchases totaled $31.7 million. As of January 29, 2005, we had repurchased 1.3 million aggregate shares of common stock at a weighted average cost, including broker commissions, of $26.75 per share. Aggregate cash expenditures for these stock repurchases totaled $34.4 million.

        In March 2005, we entered into a fourth amendment to our $50.0 million asset based revolving credit facility with Fleet Retail Group, Inc., a successor to Fleet Capital Group. Pursuant to the amendment, Fleet agreed to eliminate certain covenant requirements in the credit facility, added a covenant requiring us to maintain a certain inventory coverage ratio and extended the credit facility through March 16, 2006. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 points or Fleet's base rate of interest, at our option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. As of January 29, 2005, we had no outstanding borrowings under our credit facility.

        In March 2005, we executed a commitment to secure a mortgage for $9.5 million on our new Sadsbury Township distribution center. We expect the closing to occur in May 2005 or earlier.

        The following table represents our total contractual obligations as of January 29, 2005
(amounts in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$523,324	$103,713	$195,453	$134,175	$89,983
Total	$523,324	$103,713	$195,453	$134,175	$89,983

        Letters of credit outstanding with various financial institutions were $1.4 million and $0.9 million at January 29, 2005 and January 31, 2004, respectively.

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

        The following tables set forth certain unaudited quarterly statement of income information for fiscal 2005 and fiscal 2004. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown (amounts in thousands, except income per share and number of stores).

	Fiscal 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)
Total revenues	$372,417	$361,953	$446,047	$808,965
Gross profit	101,263	107,651	123,259	207,004
Operating income	4,385	5,785	11,095	58,065
Net income	3,046	3,884	7,289	38,068
Net income per share:
—Basic	0.12	0.16	0.31	1.56
—Diluted	0.12	0.16	0.30	1.53
Stores open at quarter end	1,623	1,733	1,869	1,977
	Fiscal 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (2)
Total revenues	$303,464	$302,083	$324,716	$671,518
Gross profit	80,195	82,470	89,178	175,509
Operating income	4,606	2,295	2,092	61,888
Net income	3,172	1,671	1,482	39,404
Net income per share:
—Basic	0.12	0.07	0.06	1.59
—Diluted	0.12	0.07	0.06	1.57
Stores open at quarter end	1,217	1,303	1,436	1,528

(1)
In February 2005, we initiated a review of our lease-related accounting methods for rent holidays (the period prior to the store opening when we pay reduced or no rent) and tenant improvement allowances. Based on this review, we recorded a one-time, cumulative, non-cash charge to rent expense of $4.2 million ($2.7 million after-tax, or $0.11 per diluted share) in the fourth quarter of fiscal 2005.

(2)
The $671.5 million of total revenues in the fourth quarter of fiscal 2004 includes management fee revenue of $4.7 million pre-tax ($2.9 million after-tax, or $0.12 per diluted share) recorded in connection with the termination of the services agreement with Game Group.

Game Group Services Agreement

        On January 30, 2004, we terminated the services agreement with Game Group initially established in fiscal 1996. Under the services agreement, Game Group was responsible for the payment of management fees equal to 1.0% of Game Group's adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. We had no management fee receivables as of January 29, 2005. Our management fee receivable at January 31, 2004 was $2.7 million and was included in Accounts receivable-Trade and vendors on our consolidated balance sheet. In fiscal 2005, we performed no management services for Game Group. Management fees received from Game Group under the services agreement for fiscal 2004 and fiscal 2003 were $8.6 million and $7.4 million, respectively. As part of the agreement to terminate the services agreement, Game Group paid us $15.0 million. We received this payment in February 2004. We recognized $4.7 million of this payment as revenue earned on our consolidated statements of income for fiscal 2004. The termination agreement places restrictions on our ability to compete with Game Group in the United Kingdom and Ireland until February 2006. Certain other covenants not to compete specified in the termination agreement expired as of January 31, 2005. Based on an independent analysis performed in fiscal 2005, these covenants not to compete were determined to have a value of $10.3 million, which was recorded as deferred revenue as of January 31, 2004. In fiscal 2005, we amortized $5.8 million of this deferred revenue into income and the remaining $4.5 million will be recognized as income in fiscal 2006. Game Group was prohibited from entering the Italian and German markets until February 2005.

Related Party Transactions

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

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In December 2003, FIN 46R, a modification to FIN 46, was issued which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. The adoption of this Interpretation in fiscal 2005 had no effect on our consolidated results of operations and financial condition.

        In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. It applies to all stock-based compensation transactions in which a company acquires services from employees by issuing share-based payments, to be recognized at their fair values on the consolidated statement of income. The fair value of the stock-based compensation will be recognized over the employee's service period. Additionally, SFAS No. 123(R) requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as currently required. We will adopt the provisions of SFAS No. 123(R) at the beginning of our fiscal quarter ended October 29, 2005. We estimate the impact of the adoption of SFAS No. 123(R), based on the fair value of our unvested options outstanding as of January 29, 2005, and the number of shares expected to be purchased under our Employee Stock Purchase Plan, to result in compensation expense of approximately $0.8 million, after tax, on our consolidated statements of income for fiscal 2006.

Impact of Inflation

        We do not believe that inflation has had a material effect on our net sales or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We invest cash balances in excess of operating requirements in short-term investment grade securities, with maturities of 90 days or less. In addition, our revolving credit facility provides for borrowings which bear interest at variable rates based on the bank's base rate or LIBOR plus 250 basis points, at our option. We had no borrowings outstanding pursuant to the revolving credit facility as of January 29, 2005. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

        We have retail operations in various foreign countries including Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway and Sweden. We are subject to currency exchange rate and currency devaluation risks due to these operations. With our continuing growth in these countries, we believe that currency exchange rate fluctuations may have a material effect on our results of operations and financial condition in future years. Had currency exchange rates remained at fiscal 2004 levels, our total revenues and operating income would have decreased by approximately $42.0 million and $2.8 million, respectively. We routinely enter into forward and cross-currency swap exchange contracts in the regular course of business to manage exposure against foreign currency fluctuations on intercompany loans, investments in subsidiaries, and accounts payable. As of January 29, 2005, we have foreign currency forward contracts with a notional amount of $7.1 million and cross-currency swap contracts with a notional amount of $52.8 million. The total fair market value of all contracts is a deficit of approximately $12.9 million. Five contracts with a notional amount of $9.9 million expire during fiscal 2006 and the remaining contracts with a notional amount of $50.0 million expire in future years. We intend to monitor our exposure to these risks and re-evaluate our hedging strategies as appropriate.

        The table below provides information about the notional amount and maturities of our derivative financial instruments and other financial instruments. The notional amounts are generally used to calculate the contractual payments to be exchanged under the contracts.

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total	FMV 2005 FYE
	(Amounts in thousands)
Forward Exchange Contracts
Notional Contract Amount	$7,083	$—	$—	$—	$—	$—	$7,083	$(45)
Cross Currency Swap Contracts
Notional Contract Amount	2,808	29,160	1,785	2,976	7,473	8,644	52,845	(12,812)

Item 8.    Consolidated Financial Statements and Financial Statement Schedule

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronics Boutique Holdings Corp.:

        We have audited the accompanying consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 29, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronics Boutique Holdings Corp. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for consideration received from a vendor in the year ended February 1, 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electronic Boutique Holding Corp.'s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 7, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania
April 7, 2005

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	January 29, 2005	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$175,295	$157,968
Accounts receivable:
Trade and vendors	17,685	22,407
Other	3,585	17,405
Merchandise inventories	291,678	253,577
Deferred tax asset	9,438	9,895
Prepaid expenses and other current assets	17,955	16,435

Total current assets	515,636	477,687

Property and equipment:
Building and leasehold improvements	153,883	122,852
Furniture, fixtures and equipment	154,896	123,265
Land	8,120	5,827
Construction in progress	2,473	2,826

	319,372	254,770
Less accumulated depreciation and amortization	145,951	116,766

Net property and equipment	173,421	138,004
Goodwill and other intangible assets, net of accumulated amortization of $1,155 and $666	16,308	13,662
Deferred tax asset	12,433	10,476
Other non-current assets	6,402	4,103

Total assets	$724,200	$643,932

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$228,825	$220,481
Accrued expenses	99,939	75,922
Income taxes payable	11,450	17,862

Total current liabilities	340,214	314,265
Deferred rent and other long-term liabilities	32,518	25,687

Total liabilities	372,732	339,952

Stockholders' equity:
Preferred stock—authorized 25,000 shares; $.01 par value; no shares issued and outstanding at January 29, 2005 and January 31, 2004	—	—
Common stock—authorized 100,000 shares; $.01 par value; 27,433 shares issued and 24,648 shares outstanding at January 29, 2005; 26,449 shares issued and 24,834 shares outstanding at January 31, 2004	274	264
Treasury stock—2,785 and 1,615 shares at January 29, 2005 and January 31, 2004, respectively, at cost	(66,132)	(34,455)
Additional paid-in capital	206,503	181,204
Accumulated other comprehensive income	6,980	5,411
Retained earnings	203,843	151,556

Total stockholders' equity	351,468	303,980

Total liabilities and stockholders' equity	$724,200	$643,932

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net sales	$1,983,537	$1,588,406	$1,309,226
Management fees	5,845	13,375	7,553

Total revenues	1,989,382	1,601,781	1,316,779
Cost of goods sold	1,450,205	1,174,429	971,204

Gross profit	539,177	427,352	345,575
Costs and expenses:
Selling, general and administrative expense	422,374	327,260	266,729
Restructuring and asset impairment reversal	—	—	(2,611)
Depreciation and amortization	37,473	29,211	23,361

Operating income	79,330	70,881	58,096
Interest income, net	2,350	1,751	1,677

Income before income tax expense and cumulative effect of change in accounting principle	81,680	72,632	59,773
Income tax expense	29,393	26,903	22,373

Income before cumulative effect of change in accounting principle	52,287	45,729	37,400
Cumulative effect of change in accounting principle, net of income tax expense	—	—	(4,773)

Net income	$52,287	$45,729	$32,627

Income per share before cumulative effect of change in accounting principle:
Basic	$2.16	$1.82	$1.44

Diluted	$2.13	$1.80	$1.42

Per share cumulative effect of change in accounting principle:
Basic			$(0.18)

Diluted			$(0.18)

Net income per share:
Basic	$2.16	$1.82	$1.26

Diluted	$2.13	$1.80	$1.24

Weighted average shares outstanding:
Basic	24,159	25,114	25,833

Diluted	24,547	25,415	26,247

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Preferred stock		Common stock		Treasury stock			Accumulated other comprehensive (loss) income
							Additional paid-in capital		Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance Feb. 2, 2002	—	$—	25,783	$258	—	$—	$166,312	$(2,610)	$73,200	$237,160
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	32,627	32,627
Foreign currency translations	—	—	—	—	—	—	—	6,574	—	6,574
Hedging activities	—	—	—	—	—	—	—	(5,077)	—	(5,077)

Total comprehensive income										34,124

Issuance of common stock	—	—	23	—	—	—	467	—	—	467
Exercise of stock options	—	—	76	1	—	—	1,190	—	—	1,191
Tax benefit from stock options exercised	—	—	—	—	—	—	1,558	—	—	1,558

Balance Feb. 1, 2003	—	—	25,882	259	—	—	169,527	(1,113)	105,827	274,500

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	45,729	45,729
Foreign currency translations	—	—	—	—	—	—	—	12,981	—	12,981
Hedging activities	—	—	—	—	—	—	—	(6,457)	—	(6,457)

Total comprehensive income										52,253

Issuance of common stock	—	—	32	—	—	—	531	—	—	531
Exercise of stock options	—	—	535	5	—	—	8,590	—	—	8,595
Repurchase of common stock	—	—	—	—	(1,615)	(34,455)	—	—	—	(34,455)
Tax benefit from stock options exercised	—	—	—	—	—	—	2,556	—	—	2,556

Balance Jan. 31, 2004	—	—	26,449	264	(1,615)	(34,455)	181,204	5,411	151,556	303,980

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	52,287	52,287
Foreign currency translations	—	—	—	—	—	—	—	4,849	—	4,849
Hedging activities	—	—	—	—	—	—	—	(3,280)	—	(3,280)

Total comprehensive income										53,856

Issuance of common stock	—	—	31	—	—	—	710	—	—	710
Exercise of stock options	—	—	953	10	—	—	18,281	—	—	18,291
Repurchase of common stock	—	—	—	—	(1,170)	(31,677)	—	—	—	(31,677)
Other financing activities	—	—	—	—	—	—	164	—	—	164
Tax benefit from stock options exercised	—	—	—	—	—	—	6,144	—	—	6,144

Balance Jan. 29, 2005	—	$—	27,433	$274	(2,785)	$(66,132)	$206,503	$6,980	$203,843	$351,468

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Cash flows from operating activities:
Net income	$52,287	$45,729	$32,627
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	36,871	28,769	23,046
Amortization of other assets	602	442	315
Loss on disposal of property and equipment	234	313	649
Deferred taxes	(1,134)	1,705	1,284
Foreign currency transaction loss (gain)	509	597	(537)
Management fee amortization from termination agreement	(5,845)	(4,660)	—
Changes in assets and liabilities:
Accounts receivable	18,858	(12,070)	(2,133)
Merchandise inventories	(33,482)	(17,537)	(74,831)
Prepaid expenses	(1,247)	(6,635)	(1,567)
Other non-current assets	(4,682)	1,188	(1,594)
Accounts payable	4,944	39,266	36,335
Accrued expenses	24,497	25,087	8,298
Income taxes payable	(1,191)	1,451	6,087
Deferred rent and other long-term liabilities	11,174	(40)	1,859

Net cash provided by operating activities	102,395	103,605	29,838

Cash flows from investing activities:
Purchases of property and equipment	(75,119)	(45,905)	(38,502)
Proceeds from disposition of assets	5,539	135	2,544
Businesses acquired, net of cash	—	(111)	(1,552)

Net cash used in investing activities	(69,580)	(45,881)	(37,510)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,291	8,595	1,191
Repurchase of common stock	(31,677)	(34,455)	—
Repayments of long-term debt	—	—	(506)
Proceeds from issuance of common stock	710	531	467
Other financing activities	164	—	—

Net cash (used in) provided by financing activities	(12,512)	(25,329)	1,152

Effects of exchange rates on cash	(2,976)	3,700	1,870

Net increase (decrease) in cash and cash equivalents	17,327	36,095	(4,650)
Cash and cash equivalents, beginning of year	157,968	121,873	126,523

Cash and cash equivalents, end of year	$175,295	$157,968	$121,873

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$52	$16	$31
Income taxes	30,515	23,301	13,469

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Electronics Boutique Holdings Corp. (collectively with its subsidiaries, the "Company") is the leading global specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. The Company operates in only one business segment, as substantially all of its revenues, net income and assets are derived from these primary products.

        The Company had 1,977, 1,528 and 1,145 operating retail stores throughout the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea and Sweden at January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Total revenues from the Company's United States, Canada and other foreign operations were 71%, 11% and 18%, respectively in fiscal 2005, 75%, 10% and 15%, respectively in fiscal 2004 and 81%, 9% and 10%, respectively in fiscal 2003. Long-lived assets located in the United States, Canada and other foreign countries were 67%, 13% and 20%, respectively for the fiscal year ended January 29, 2005 and 71%, 14% and 15%, respectively for the fiscal year ended January 31, 2004. The Company is subject to the risks inherent in conducting business across national boundaries. The Company also operates a mail order business and sells its products via the Internet. Approximately 36%, 38% and 39% of fiscal 2005, fiscal 2004 and fiscal 2003 gross purchases, respectively, were made from its three largest vendors. The Company is highly dependent on the introduction by its vendors of new and enhanced video game and PC hardware and software.

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

Revenue Recognition

        Retail sales are recognized as revenue at the point of sale. Mail order and Internet sales are recognized as revenue upon delivery to and acceptance by the customer. Warranty revenue is amortized over the life of the warranty. Loyalty card revenue is amortized over the life of the card. Magazine subscription revenue is recognized over the life of the subscription. Management fees are recognized in the period that related services are provided. Sales are recorded net of estimated amounts for sales returns and other allowances. Shipping and handling fee income from the Company's mail order and Internet operations is recognized as net sales. The Company records shipping and handling costs in cost of goods sold.

Cost of Goods Sold

        Cost of goods sold includes the following: cost of merchandise purchased, freight expense, purchase discounts, vendor advertising allowances in excess of incremental related advertising expenses, volume purchase rebates and inventory shrinkage expense. The Company's gross margins may not be comparable to those of other retailers or companies in general due to the items the Company includes in cost of goods sold.

Selling, General and Administrative Expense

        Selling, general and administrative expense includes the following: retail store operating costs, distribution center operating costs, marketing and promotional expenses net of vendor reimbursements for these expenses and corporate operating expenses.

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

        The Company received vendor allowances totaling $70.7 million, $64.0 million and $54.1 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Advertising expenses, excluding the vendor allowances, were $26.5 million, $16.8 million and $11.3 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 29, 2005, the Company had $3.3 million in short-term restricted cash that was recorded as other current assets and $1.4 million of long-term restricted cash that was recorded as other non-current assets on the consolidated balance sheet. As of January 31, 2004, the Company had $4.3 million in restricted cash that was recorded as other current assets on the consolidated balance sheet. Restricted cash represents funds held as security against certain European vendor and landlord liabilities.

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

Other Assets

        Other assets consist principally of life insurance programs for certain key executives, long-term restricted cash and security deposits.

Guarantees

        The Company remains contingently liable for 21 of the BC Sports Collectibles store leases assigned to Sports Collectibles Acquisition Corporation ("SCAC") which are discussed further in Note 7. Mr. Kim has entered into an indemnification agreement with the Company with respect to these leases. If SCAC were to default on these lease obligations, the Company would be liable to the landlords for up to $8 million in minimum rent and landlord charges as of January 29, 2005. Due to Mr. Kim's agreement to indemnify the Company for any costs arising from the BC Sports Collectibles leases, no accrual was recorded for this potential liability. See Note 7, "Related Party Transactions," for more details on the BC Sports Collectibles sale.

Leasing Expense

        The Company recognizes lease expense on a straight-line basis starting on the date the Company takes possession of the location through the end of the lease commitment. The difference between lease expense recognized and actual payments made is included in deferred rent on the consolidated balance sheet.

        In February 2005, the Company initiated a review of its lease-related accounting methods for rent holidays (the period prior to the store opening when the Company pays reduced or no rent) and for recognizing tenant improvement allowances. Previously, the Company started recording rent expense at the time of a new store opening. The Company now records rent expense at the time it takes possession of a location, which occurs up to two months prior to the store opening. The Company determined that corrections resulting from this error were immaterial to prior period results. The Company recorded a one time, cumulative, non-cash charge to rent expense of $4.2 million ($2.7 million after tax, or $0.11 per diluted share) in the fourth quarter of fiscal 2005.

        The Company recognizes tenant improvement allowances as deferred rent to be amortized as a reduction in rent expense over the life of the related leases. Previously, the Company recognized such tenant improvement allowances as a reduction of related leasehold improvements and amortized the allowances over the shorter of the useful life of those assets or the initial lease term. The reclassification of tenant allowances resulted in a decrease to "Selling, general and administrative expense" and an increase to "Depreciation and amortization" of $1.3 million and $0.8 million on the Company's consolidated statements of income for fiscal 2004 and fiscal 2003, respectively. Additionally, the reclassification of tenant allowances resulted in an increase to "Net property and equipment" and "Deferred rent and other long-term liabilities" of $7.6 million on the Company's January 31, 2004 consolidated balance sheet. On the Company's consolidated statement of cash flows, the reclassification of tenant allowances resulted in an increase to "Net cash provided by operating activities" and an increase to "Net cash used in investing activities" of $2.9 million and $2.7 million for fiscal 2004 and fiscal 2003, respectively. Since the useful life of the assets was the same as the initial lease term, there was no impact on operating income or net income for any period as a result of these reclassifications.

Pre-opening Costs and Advertising Expense

        Pre-opening and start-up costs for new stores are expensed as incurred. Costs of advertising and sales promotion programs are charged to operations, offset by direct vendor reimbursements, as incurred.

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

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement 137 and Statement 138 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

        Market risks relating to the Company's foreign operations result primarily from changes in foreign exchange rates. The Company routinely enters into forward and cross-currency swap exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on intercompany loans, investments in subsidiaries, and accounts payable. These contracts vary in length of duration. On January 29, 2005, the Company had two forward contracts and 40 cross-currency swap contracts. The forward contracts had a notional amount of $7.1 million and the cross-currency swap contracts had a notional amount of $52.8 million. The total fair market value of all contracts at January 29, 2005 was a deficit of approximately $12.9 million, of which $0.7 million was recorded in accrued expenses and $12.2 million was recorded in other long-term liabilities on the Company's consolidated balance sheet. On January 31, 2004, the Company had four forward contracts and 34 cross-currency swap contracts. The forward contracts had a notional amount of $9.6 million and the cross-currency swap contracts had a notional amount of $35.4 million. The total fair market value of all contracts at January 31, 2004 was a deficit of approximately $10.7 million, of which $2.6 million was recorded in accrued expenses and $8.1 million was recorded in other long-term liabilities on the Company's consolidated balance sheet. These contracts were purchased as fair value hedges of intercompany loans and investments in subsidiaries, and cash flow hedges of trade payables. The Company recorded an immaterial net loss related to hedge ineffectiveness in fiscal 2005, fiscal 2004 and fiscal 2003. Changes in the fair value of derivatives are recorded on the same statement of income line as the change in value of the underlying hedged item. Five contracts with a notional amount of $9.9 million expire during fiscal 2006 and the remaining contracts with a notional amount of $50.0 million expire in future years.

Income Taxes

        The Company is subject to federal, state and foreign income taxes as a C Corporation. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding (amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Weighted average shares outstanding—basic	24,159	25,114	25,833
Dilutive effect of stock options	388	301	414

Weighted average shares outstanding—diluted	24,547	25,415	26,247

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Employee Compensation

        The Company accounts for its employee stock options and employee stock purchase plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," to stock-based employee compensation.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(Amounts in thousands, except per share amounts)
Net income, as reported	$52,287	$45,729	$32,627
Less: total stock based employee compensation	3,294	4,350	4,796

Pro forma net income	$48,993	$41,379	$27,831

Net income per share:
Basic—as reported	$2.16	$1.82	$1.26

Diluted—as reported	$2.13	$1.80	$1.24

Basic—pro forma	$2.03	$1.65	$1.08

Diluted—pro forma	$2.00	$1.63	$1.06

New Accounting Pronouncements Adopted

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities"("FIN 46"). In December 2003, FIN 46R, a modification to FIN 46, was issued which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. The Company adopted this statement effective for its fiscal year ended January 29, 2005. The adoption of this Interpretation in fiscal 2005 had no effect on the Company's consolidated results of operations and financial condition.

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

        Prior to adoption of Issue 02-16, all vendor advertising allowances were recognized as an offset to selling, general and administrative expense. These allowances exceeded the specific, incremental costs of the advertising and promotional events conducted by the Company. The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expenses. These other operating expenses, which were incurred to support advertising and promotional expenses, included such items as: marketing and merchandise department expenses to develop, promote and manage the events; direct store and store supervisory payroll expenses to implement, manage and monitor the events; distribution expenses associated with receiving and shipping of materials necessary for the events; and corporate expenses related to the design, production and maintenance of Internet advertising events. In fiscal 2005, fiscal 2004 and fiscal 2003, the company recorded vendor advertising allowances as a reduction of selling, general and administrative expense in the amount of $19.3 million, $13.7 million and $8.8 million, respectively.

        As of January 29, 2005 and January 31, 2004, $10.2 million and $10.8 million, respectively, of the Company's vendor advertising allowances have been recorded as a reduction of inventory.

(3)   COMMITMENTS

Lease Commitments

        At January 29, 2005, the future annual minimum lease payments under operating leases for the following five fiscal years and thereafter were as follows (amounts in thousands):

	Retail Store Locations	Distribution Facilities and Other	Total Lease Commitments
Fiscal 2006	$101,880	$1,833	$103,713
Fiscal 2007	99,395	1,403	100,798
Fiscal 2008	93,451	1,204	94,655
Fiscal 2009	77,009	1,142	78,151
Fiscal 2010	55,001	1,023	56,024
Thereafter	89,450	533	89,983

	$516,186	$7,138	$523,324

        The total future minimum lease payments include lease commitments for new retail locations not in operation at January 29, 2005, and exclude contingent rentals based upon sales volume and owner expense reimbursements. The terms of the operating leases for the retail locations provide that, in addition to the minimum lease payments, the Company is required to pay additional rent to the extent retail sales, as defined in the lease agreements, exceed thresholds set forth in the lease agreements and to reimburse the landlord for the Company's proportionate share of the landlord's costs and expenses incurred in the maintenance and operation of the real estate. Contingent rentals were approximately $8.8 million, $9.9 million and $12.2 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Rent expense, including contingent rental amounts, was approximately $130.9 million, $101.4 million and $84.3 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

        Certain of the Company's lease agreements provide for varying lease payments over the life of the leases. For financial statement purposes, rental expense is recognized on a straight-line basis over the original term of the agreements. Actual lease payments are less than the rental expense reflected in the statements of operations by approximately $7.3 million, $3.1 million and $2.5 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

(4)   ACCRUED EXPENSES

        Accrued expenses consist of the following (amounts in thousands):

	January 29, 2005	January 31, 2004
Employee compensation and related taxes	$23,504	$18,779
Gift certificates and customer deposits	25,953	16,424
Deferred revenue	21,527	17,205
Accrued rent	6,207	6,458
Other taxes	6,505	5,342
Other accrued liabilities	16,243	11,714

Total	$99,939	$75,922

(5)   DEBT

        In March 2005, the Company entered into a fourth amendment to its $50.0 million asset based revolving credit facility with Fleet Retail Group, Inc., a successor to Fleet Capital Group. Pursuant to the amendment, Fleet agreed to eliminate certain covenant requirements in the credit facility, added a covenant requiring the Company to maintain a certain inventory coverage ratio and extended the facility through March 16, 2006. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 points or Fleet's base rate of interest, at the Company's option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. There was no outstanding balance at January 29, 2005 and January 31, 2004 on this facility.

        In March 2005, the Company executed a commitment to secure a mortgage for $9.5 million on its new Sadsbury Township distribution center. The Company expects the closing to occur in May 2005 or earlier.

        Letters of credit outstanding with various financial institutions were $1.4 million and $0.9 million at January 29, 2005 and January 31, 2004, respectively.

(6)   GAME GROUP SERVICES AGREEMENT

        On January 30, 2004, the Company terminated the services agreement with Game Group initially established in fiscal 1996. Under the services agreement, Game Group was responsible for the payment of management fees equal to 1.0% of Game Group's adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. The Company had no management fee receivables as of January 29, 2005. The Company's management fees receivable at January 31, 2004 was $2.7 million, which is included in Accounts receivable-Trade and vendors on the consolidated balance sheet. In fiscal 2005, the Company performed no management services for Game Group. Management fees received from Game Group under the services agreement for fiscal 2004 and fiscal 2003 were $8.6 million and $7.4 million, respectively. As part of the agreement to terminate the services agreement, Game Group agreed to pay the Company $15.0 million, which was recorded in Accounts receivable—Other on the Company's consolidated balance sheet at January 31, 2004. The $15.0 million was received by the Company on February 12, 2004. The Company recognized $4.7 million of this payment as revenue earned on its consolidated statement of income for fiscal 2004. The termination agreement places restrictions on the Company's ability to compete with Game Group in the United Kingdom and Ireland until February 2006. Certain other covenants not to compete specified in the termination agreement expired as of January 31, 2005. Based on an independent analysis performed in fiscal 2005, these covenants not to compete were determined to have a value of $10.3 million, which was recorded as deferred revenue at January 31, 2004. In fiscal 2005, $5.8 million of this deferred revenue was recognized as management fee income. As of January 29, 2005, $4.5 million is still recorded as short-term deferred revenue (Accrued expenses) and will be recognized as income in fiscal 2006.

(7)   RELATED PARTY TRANSACTIONS

        The Kim family beneficially owns approximately 48.3% of the Company's common stock. Accordingly, the Kim family effectively controls the Company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

(8)   EMPLOYEES' RETIREMENT PLAN

        The Company provides its United States employees with retirement benefits under a 401(k) salary reduction plan. Generally, employees are eligible to participate in the plan after reaching age 21 and completing one year of service to the Company. Eligible employees may contribute up to 60% of their compensation to the plan up to the IRS annual limit. Company contributions are at the Company's discretion. Company contributions to the plan are fully vested for eligible employees with five years or more of service. Contributions under this plan were approximately $834,000, $804,000 and $624,000 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

(9)   EQUITY PLANS

Equity Participation Plans

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

Employee Stock Purchase Plan

        Under the Company's Employee Stock Purchase Plan (the "Purchase Plan"), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the quarterly period. The Purchase Plan permits eligible associates to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of January 29, 2005, 873,000 shares remain available for issuance under the Purchase Plan. The weighted-average fair value, net of the 15% discount, of the shares purchased by employees in fiscal 2005, fiscal 2004 and fiscal 2003 was $23.09, $16.53 and $20.27, respectively.

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

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Expected volatility	57.66%	60.89%	62.38%
Risk-free interest rate	3.68%	3.15%	2.98%
Expected life of options in years	4.91	4.92	4.76
Expected life of purchase rights in months	3.0	3.0	3.0
Dividend yield	—%	—%	—%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The weighted-average grant-date fair value of options granted during fiscal 2005, fiscal 2004 and fiscal 2003 was $15.32, $9.19 and $17.07, respectively.

        A summary of the Company's stock option activity, and related information for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 follows (amounts in thousands, except per share amounts):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Outstanding at beginning of year	2,126	2,388	2,093
Granted	272	431	433
Exercised	(952)	(535)	(76)
Forfeited	(45)	(158)	(62)

Outstanding at end of year	1,401	2,126	2,388

Exercisable at end of year	744	1,200	1,215
Weighted average price per share:
Granted	$28.60	$16.95	$31.74
Exercised	19.20	16.04	16.72
Forfeited	24.65	28.32	22.59

        The weighted average exercise price for all options outstanding and exercisable as of January 29, 2005 and January 31, 2004 were $21.54 and $19.32, respectively. The weighted average exercise price for all options outstanding as of January 29, 2005 and January 31, 2004 were $22.92 and $20.56, respectively.

        The table below summarizes information about stock options outstanding as of January 29, 2005 (share amounts in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of January 29, 2005	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of January 29, 2005	Weighted average exercise price
$ 9.50 – $17.37	421	7.22	$15.77	177	$14.94
$17.38 – $28.42	462	6.73	$20.03	352	$18.21
$28.43 – $41.65	518	7.85	$31.29	215	$32.44

	1,401			744

(10) INCOME TAXES

        Income before income tax expense and cumulative effect of change in accounting principle was as follows (amounts in thousands, except tax rates):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Domestic	$43,415	$44,344	$52,989
Foreign	38,265	28,288	6,784

Total	$81,680	$72,632	$59,773

        The provision for income taxes for fiscal 2005, fiscal 2004 and fiscal 2003 consisted of the following:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	1.06	2.88	3.17
Permanent differences- domestic and foreign	0.41	(0.26)	(0.30)
Difference in foreign tax rates	(0.93)	(0.25)	(0.33)
Other	(0.07)	0.17	(0.14)
Change in valuation allowance	0.52	(0.50)	0.03

Income tax expense	35.99%	37.04%	37.43%

Current:
Domestic—Federal	$14,484	$12,577	$11,191
Domestic—State	1,382	2,371	2,091
Foreign	13,652	10,600	5,092
Deferred:
Domestic—Federal	544	2,059	5,932
Domestic—State	(45)	873	994
Foreign	(624)	(1,577)	(2,927)

Income tax expense	$29,393	$26,903	$22,373

        The Company does not pay or record federal income taxes on the undistributed earnings of its foreign subsidiaries as long as those earnings are deemed permanently reinvested in the companies that produced them. An estimated $968,000 in federal income and foreign withholding taxes would be due if such permanently reinvested earnings were remitted as dividends.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of January 29, 2005 and January 31, 2004 (amounts in thousands):

	January 29, 2005	January 31, 2004
Deferred tax assets:
Inventory	$1,283	$6,327
Accrued expenses	8,148	3,010
State net operating loss	716	558
Fixed assets	672	4,592
Deferred rent	7,177	2,128
Amortization of goodwill	67	96
Foreign net operating loss	4,563	4,012

Total gross deferred tax asset	22,626	20,723
Valuation allowance	(755)	(352)

Net deferred tax asset	$21,871	$20,371

        Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain net operating loss carryforwards for which the Company has provided a valuation allowance. The increase in the valuation allowance of $403,000 in fiscal 2005 resulted primarily from the addition of a valuation allowance for a certain foreign subsidiary, offset in part by the utilization of net operating loss carryforwards of certain other foreign subsidiaries. The Company has $4.0 million of foreign net operating loss carryforwards that do not expire. The remaining $0.6 million of foreign net operating loss carryforwards start to expire in fiscal 2007 through fiscal 2012.

(11) RESTRUCTURING CHARGE

        On February 1, 2002, the Board of Directors of the Company adopted a plan related to the closing of the Company's 29 EB Kids stores and the sale of its 22 store BC Sports Collectibles business. A $14.9 million pre-tax charge ($9.2 million after-tax or $0.35 per diluted share) was recorded in fiscal 2002 related to this decision. The pre-tax charge was recorded as follows: $2.3 million related to a write-down of inventory within cost of goods sold and $12.6 million as a restructuring and asset impairment charge. The $12.6 million charge consisted of a $3.5 million write-down of store leasehold improvements, a $2.3 million write down of store furniture, fixtures and equipment and $6.7 million in lease termination expenses.

        The following table summarizes activity in the restructuring accrual for the fiscal years ended January 31, 2004 and January 29, 2005 (amounts in thousands):

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
Year ended January 31, 2004	$240	$(36)	—	—	—	$204
Year ended January 29, 2005	$204	—	—	—	$(204)	—

        As of January 31, 2004, the restructuring accrual had a balance of $204,000 related to the costs associated with the potential assignment back to the Company of two of the BC Sports Collectibles store leases.

        The Company reached an agreement with SCAC under which SCAC agreed to not assign back to the Company either of the two BC Sports Collectibles store leases identified in the original agreement. As part of this new agreement, the Company assumed the lease of a BC Sports Collectibles store not referenced in the original agreement with SCAC. The Company has converted this location to an EB Games store and plans to operate in the location until the lease terminates in fiscal 2008. Consequently, the balance of the restructuring accrual was reversed as of January 29, 2005.

(12) LEGAL CONTINGENCIES

        On December 3, 2003, a subsidiary of the Company was served with a complaint in a proposed class action suit entitled "Chalmers v. Electronics Boutique of America Inc." in the California Superior Court in Los Angeles County. The suit alleged that Electronics Boutique of America Inc. improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and sought recovery of wages for overtime hours worked and related relief. In December 2004, the court approved a final settlement in the amount of $950,000. An accrual for settlement costs was recorded in fiscal 2004. Consequently, this settlement had no material impact on the Company's results of operations or financial condition for fiscal 2005.

        On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of Electronics Boutique in the U.S. District Court for the Western District of New York. Mr. Diaz claims to represent a group of current and former employees to whom Electronics Boutique of America Inc. allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (FLSA) and New York law. The plaintiff moved to conditionally certify a group of similarly situated individuals under the FLSA and in March 2005, there was a hearing on this motion. In March 2005, the plaintiff filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. Also, in March 2005, the Company filed a motion to dismiss the New York state law claims. The Company intends to vigorously defend this action. At this stage of the matter, it is not possible to predict the outcome of this matter.

        In the opinion of management and except as described above, no pending proceedings could have a material adverse effect on the Company's results of operations or financial condition.

(13) COMPREHENSIVE INCOME

        Comprehensive income is computed as follows (amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net income	$52,287	$45,729	$32,627
Foreign currency translations	4,849	12,981	6,574
Hedging activities	(3,280)	(6,457)	(5,077)

Comprehensive income	$53,856	$52,253	$34,124

        Gains on foreign currency translations are a result of the Company's investment in its foreign subsidiaries in Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, South Korea and Sweden. Losses on hedging activities are primarily the result of foreign exchange forward contracts and cross currency swap agreements the Company has entered into to protect its investments in its European subsidiaries from foreign currency fluctuations. The net gains on these activities are primarily the result of the Company's investment in its Australia, Canada and South Korea subsidiaries that have not been hedged.

(14) GOODWILL AND OTHER INTANGIBLE ASSETS

        The following tables show the intangible assets and goodwill as of January 29, 2005 and January 31, 2004 (amounts in thousands):

Amortizable Intangible Assets

	January 29, 2005		January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Key Money(1)	$3,761	$1,145	$1,791	$581
Other	10	10	85	85

Total Intangible Assets	$3,771	$1,155	$1,876	$666

(1)
Key Money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

        Intangible assets are amortized over five years. Amortization expense of amortizable intangible assets for fiscal 2005, 2004 and 2003 was $602,000, $442,000 and $315,000, respectively. Amortization expense for amortizable intangible assets for the next five years is: $727,000 in fiscal 2006, $696,000 in fiscal 2007, $590,000 in fiscal 2008, $417,000 in fiscal 2009 and $185,000 in fiscal 2010.

Goodwill

        The changes in carrying amount of goodwill for the years ended January 29, 2005 and January 31, 2004 are as follows (amounts in thousands):

Balance as of February 1, 2003	$10,938
Buyout of German partner (1)	111
Foreign exchange fluctuations and other	1,403

Balance as of January 31, 2004	$12,452
Foreign exchange fluctuations and other	1,240

Balance as of January 29, 2005	$13,692

(1)
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

        During fiscal 2005, the Company repurchased an additional 1.2 million shares of common stock at a weighted average cost, including broker commissions, of $27.10 per share. Cash expenditures for these stock repurchases totaled $31.7 million. As of January 29, 2005, the Company had repurchased 1.3 million aggregate shares of common stock at a weighted average cost, including broker commissions, of $26.75 per share. Aggregate cash expenditures for these stock repurchases totaled $34.4 million.

Schedule II—Valuation and Qualifying Accounts (amounts in thousands)

Year Ended	Description	Beginning Balance	Charged to Costs and Expenses	Deductions	Ending Balance
Deferred Tax Valuation Allowance
February 1, 2003	Deferred tax valuation allowance	$534	$12	$—	$546
January 31, 2004	Deferred tax valuation allowance	546	31	225	352
January 29, 2005	Deferred tax valuation allowance	352	755	352	755
Inventory Valuation Allowance
February 1, 2003	Inventory valuation allowance	$2,696	$6,794	$6,605	$2,885
January 31, 2004	Inventory valuation allowance	2,885	12,786	11,812	3,859
January 29, 2005	Inventory valuation allowance	3,859	9,830	9,351	4,338
Accounts Receivable Bad Debt Allowance
February 1, 2003	Accounts receivable bad debt allowance	$250	$—	$—	$250
January 31, 2004	Accounts receivable bad debt allowance	250	213	—	463
January 29, 2005	Accounts receivable bad debt allowance	463	246	32	677

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2005 (the "Evaluation Date"), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date.

        Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are our internal controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 29, 2005 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of January 29, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Electronics Boutique Holdings Corp.

West Chester, Pennsylvania
April 7, 2005

Changes in Internal Control Over Financial Reporting

        Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronics Boutique Holdings Corp.:

        We have audited management's assessment, included in the accompanying Management's Report On Internal Control Over Financial Reporting, that Electronics Boutique Holdings Corp. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electronics Boutique Holdings Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Electronics Boutique Holdings Corp. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Electronics Boutique Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 29, 2005, and our report dated April 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania
April 7, 2005

Item 9B. Other Information

  Reports on Form 8-K

        During the Company's fourth fiscal quarter, the following Current Reports on Form 8-K were filed:

  On November 8, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 2.02 and announcing adjustments to its previous guidance for the quarter ended October 30, 2004.

  On November 18, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 2.02 and announcing financial results for the Company's third quarter ended October 30, 2004.

  On January 10, 2005, the Company filed a Current Report on Form 8-K, reporting under Item 2.02 and announcing financial results for the Company's nine-week holiday period ended January 1, 2005.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accountant Fees and Services

        The information required by Part III (Items 10-14) is set forth in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of January 29, 2005, and in Item 1A hereof. The information is incorporated herein by reference and made a part hereof.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    The Following Documents are Filed as part of this Form 10-K

        The list of consolidated financial statements set forth in the Index to Consolidated Financial Statements and Financial Statement Schedule on page 32 is incorporated herein by reference. Such consolidated financial statements are filed as part of this report on Form 10-K.

(b)    Documents Filed as Part of Report:

        Exhibits:

Exhibit No.	Identification of Exhibit
3.1	Certificate of Incorporation(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Bylaws(1)
3.4	Amendment to Bylaws(2)
4.1	Specimen Stock Certificate(1)
10.1	Form of Indemnification Agreement for Directors and Officers(1)
10.2	Form of 1998 Equity Participation Plan(1)
10.3	Form of 2000 Equity Participation Plan(3)
10.4	Amended and Restated 2000 Employee Stock Purchase Plan(4)
10.5	Loan and Security Agreement, dated March 16, 1998, by and between The Electronics Boutique, Inc. and Fleet Capital Corporation(1)
10.6	Joinder Agreement by and between Electronics Boutique of America Inc. and Fleet Capital Corporation(1)
10.7	Amendment No. 1 to Loan and Security Agreement, dated April 28, 1998, by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(1)
10.8	Amendment No. 2 to Loan and Security Agreement, dated July 23, 1998, by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(1)
10.9	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and Jeffrey W. Griffiths(5)
10.10	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and John R. Panichello(5)
10.11	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and Seth P. Levy(5)
10.12	Employment Agreement, dated November 7, 2002, by and between Electronics Boutique Holdings Corp. and James A. Smith(5)
10.13	Form of Employment Agreement by and between Electronics Boutique Holdings Corp. and Steven R. Morgan(6)
10.14	Asset Purchase Agreement, dated as of October 10, 2002, between Electronics Boutique of America Inc. and Sports Collectibles Acquisition Corporation(7)
10.15	Form of Transition Agreement between Electronics Boutique of America Inc. and Sports Collectibles Acquisition Corporation(7)
10.16	Form of Indemnification Agreement between Electronics Boutique of America Inc. and Sports Collectibles Acquisition Corporation(7)
10.17	Agreement, dated January 30, 2004, among The Game Group Plc, The Electronics Boutique, Inc. and EB Services, LLP(8)

10.18	Amendment No. 3 to Loan and Security Agreement, dated September 5, 2003, by and among The Electronics Boutique, Inc., Electronics Boutique of America Inc. and Fleet Capital Corporation(9)
10.19	Executive Bonus Plan(4)
10.20	Amendment No. 4 to Loan and Security Agreement, dated March 16, 2005, by and among Fleet Retail Group, Inc. (successor by assignment to Fleet Capital Corporation), Electronics Boutique of America Inc., Electronics Boutique Holdings Corp. and EB Investment Corp.(10)
14.1	Code of Ethical Conduct for Officers, Directors and Associates of Electronics Boutique(11)
21.1	Subsidiaries of Electronics Boutique Holdings Corp.*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification dated April 7, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer*
31.2	Certification dated April 7, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer*
32.1	Certification dated April 7, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer*

(1)
Incorporated by reference from the applicable exhibits of Electronics Boutique's Registration Statement on Form S-1 (Reg. No. 333-48523).

(2)
Incorporated by reference from Electronics Boutique's Proxy on Schedule 14A dated May 28, 2004.

(3)
Incorporated by reference from Electronics Boutique's Proxy on Schedule 14A dated June 16, 2000.

(4)
Incorporated by reference from the applicable exhibits on Electronics Boutique's Current Report on Form 8-K dated March 14, 2005.

(5)
Incorporated by reference from the applicable exhibits to Electronics Boutique's Annual Report on Form 10-K for the period ended February 1, 2003.

(6)
Incorporated by reference from the applicable exhibit to Electronics Boutique's Annual Report on Form 10-K for the period ended February 3, 2001.

(7)
Incorporated by reference from the applicable exhibits to Electronics Boutique's Current Report on Form 8-K dated October 10, 2002.

(8)
Incorporated by reference from the applicable exhibit to Electronics Boutique's Current Report on Form 8-K dated January 30, 2004.

(9)
Incorporated by reference from the applicable exhibit to Electronics Boutique's Quarterly Report on Form 10-Q for the period ended November 1, 2003.

(10)
Incorporated by reference from the applicable exhibit to Electronics Boutique's Current Report on Form 8-K dated March 16, 2005.

(11)
Incorporated by reference from the applicable exhibit to Electronics Boutique's Annual Report on Form 10-K for the period ended January 31, 2004.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONICS BOUTIQUE HOLDINGS CORP.
By:	/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths President and Chief Executive Officer

Date: April 7, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 7, 2005.

Name	Title

/s/ JAMES J. KIM James J. Kim	Chairman of the Board
/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JAMES A. SMITH James A. Smith	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DEAN S. ADLER Dean S. Adler	Director
/s/ SUSAN Y. KIM Susan Y. Kim	Director
/s/ LOUIS J. SIANA Louis J. Siana	Director
/s/ STANLEY STEINBERG Stanley Steinberg	Director
/s/ ALFRED J. STEIN Alfred J. Stein	Director

EXHIBIT INDEX

21.1	Subsidiaries of Electronics Boutique Holdings Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification dated April 7, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer
31.2	Certification dated April 7, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer
32.1	Certification dated April 7, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer

QuickLinks

Documents Incorporated by Reference
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 29, 2005 INDEX
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
Report of Independent Registered Public Accounting Firm
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
Schedule II—Valuation and Qualifying Accounts (amounts in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits and Financial Statement Schedules
  (a) The Following Documents are Filed as part of this Form 10-K
  (b) Documents Filed as Part of Report
SIGNATURES
EXHIBIT INDEX