Form 10-K/A
period 2005-01-29
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2005-05-20
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒  NO ☐

As of July 30, 2004 (the last trading day of the registrant’s second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on The NASDAQ National Market of $25.11 per share, was $306,250,600. Shares of the registrant’s common stock owned by its executive officers and directors were excluded from this calculation; however, such exclusion does not represent a conclusion by the registrant that the executive officers or directors are affiliates of the registrant.

At May 11, 2005, there were 24,785,164 shares of common stock issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as originally filed on April 7, 2005 (the “Original Filing”), to include the information required by Part III of Form 10-K.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety.  Except as described above, no other information in the Original Filing is amended hereby.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.  In addition, Item 15 of Part IV of the Original Filing has been amended to contain an updated consent of our independent registered public accounting firm and, pursuant to the Rules of the SEC, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The consent of our independent registered public accounting firm and certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2 and 32.1, respectively.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

PART I

Preliminary Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words “expect,” “estimate,” “anticipate,” “intend,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements within the meaning of and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the intent, belief or current expectations of Electronics Boutique, its directors or its officers with respect to, among other things: (i) trends affecting Electronics Boutique’s financial condition or results of operations; and (ii) Electronics Boutique’s business and growth strategies. Readers are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results or outcomes may differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in Item 1. “Business—Risk Factors”.

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

•              breadth of product selection; and

•              knowledgeable sales associates.

We believe that our vendors recognize the importance of our customer base and, consequently, often grant us disproportionately large allocations of new release titles and products. We support our stores through a highly effective and centralized inventory management system. This system enables us to execute our “first-to-market” new release strategy and efficiently manage overall inventory levels in order to maximize the sale of new products during peak periods and avoid markdowns as titles mature.

We were incorporated under the laws of the State of Delaware in March 1998 as a holding company for our operating activities. Our predecessor was incorporated in the Commonwealth of Pennsylvania in 1977.

We maintain an informational website under the URL address www.ebholdings.com. The reports we file pursuant to the Exchange Act (Form 10-K, Form 10-Q, Form 8-K) may be accessed free of charge through this website following our filings with the Securities and Exchange Commission (SEC). You may obtain any reports we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov where you may access our Exchange Act reports, proxy statements and other information.

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

Demand for video game systems and software fluctuates in relation to the introduction of next-generation hardware and related software titles. Manufacturers have historically introduced next-generation systems every four to five years. Sales volumes of new video game systems and related software titles are generally higher in the initial stages of the products’ life cycles. As a product reaches the end of its life cycle, demand for the product will generally decline as our customers anticipate the introduction of next-generation products. If leading video game system manufacturers fail to continue to introduce next-generation systems, or fail to enhance existing systems on a periodic basis, our sales of hardware systems and related software titles will decrease, which would have an adverse effect on our results of operations and financial condition.

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

The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions and rapid product obsolescence. These characteristics require us to respond quickly to technological changes and to understand the impact of these changes on our customers’ preferences. If we fail to keep pace with these changes, our business may suffer. In addition, some of these technological enhancements, such as the ability to download video games onto PCs or play games over the Internet through consoles, could reduce retail sales of video games and PC entertainment software. If advances in technology continue to expand our customers’ ability to access software through other sources, our sales and earnings could be negatively impacted.

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

We rely heavily upon our suppliers to provide us with new products as quickly as possible. We purchase a significant amount of products from Electronic Arts, Inc., Nintendo Co., Ltd., Microsoft Corp., Sony Corporation and Take-Two Interactive Software, Inc., and often receive shipments of new release products that are disproportionately large relative to our share of the overall consumer video game market. During fiscal 2005, our purchases from Electronic Arts, Nintendo, Microsoft, Sony and Take-Two represented 14.0%, 12.0%, 10.3%, 9.3% and 7.1%, respectively, of our gross purchases. We believe that the loss of any of these suppliers could reduce our product offerings, which would cause us to be at a competitive disadvantage. In addition, our financial performance largely depends upon the business terms we obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. If we fail to maintain favorable business terms with our suppliers, our ability to offer products to consumers at competitive prices would be adversely affected.

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

We rely on a warehouse management system used in our domestic distribution centers and an inventory replenishment system to track sales and inventory. Our systems allow us to execute our “first-to-market” new release strategy, to keep our stores in stock at optimum levels and to move inventory efficiently from our distribution centers to our stores. If our management information systems fail to adequately perform these functions, our business could be adversely affected.

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

Video games. In 2004, domestic retail sales of video game software and hardware systems reached approximately $8.7 billion, down slightly from the prior year, according to data provided by NPD. The current generation of console hardware technology, including Sony’s PlayStation 2, Microsoft’s Xbox and Nintendo’s GameCube, has been on the market approximately four years. The installed base of these systems grew to 47.9 million units in 2004 with corresponding software sales exceeding $5.1 billion, representing 11% growth over the prior year. This growth was lead by the release of the two largest title launches in the history of the industry, “Grand Theft Auto: San Andreas” from Take-Two Interactive Software, Inc. for the PlayStation 2 and “Halo 2” from Microsoft for the Xbox. In addition, accessory sales for the three consoles grew 2% in 2004 to $1.0 billion.

The current generation of handheld hardware technology is comprised of Nintendo’s GameBoy Advance, released in 2001, and Nintendo’s GameBoy Advance SP, released in March 2003. In 2004, the installed base of these handheld systems reached 27.3 million units with corresponding industry software sales growing 12% to $949 million. The next generation of handheld technology was launched with the release of the Nintendo DS in November 2004. The new system had domestic sales of 1.2 million units of hardware and software sales of $46.7 million. Sony entered the handheld market and released the PSP portable gaming system in March 2005.

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

Products

Our product line consists of video game and PC entertainment software, video game hardware systems, pre-played software and hardware, accessories and related products. Our in-store inventory at any given time averages over 3,800 stock keeping units (SKU’s).

Video game and PC entertainment software. We carry a large selection of video game and PC entertainment software. We purchase titles from over 60 vendors, including the leading console manufacturers, Nintendo Co., Ltd., Sony Corporation and Microsoft Corp., as well as a variety of third-party software publishers, such as Electronic Arts, Inc., Take-Two Interactive Software, Inc., Activision, Inc., Atari Corp. and THQ Inc. We are one of the largest domestic customers of video game products sold by these publishers.

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

Video game hardware. We sell the video game hardware systems of all major manufacturers, including Sony’s PlayStation 2, Nintendo’s GameCube, GameBoy Advance SP and DS and Microsoft’s Xbox. Our pre-played program affords customers the opportunity to trade in older video game hardware towards the purchase of one of the latest systems. As a result, we also offer a wide range of the older video game systems. We also offer product replacement plans for the video game systems.

Accessories.  The growing number of video game systems has led to an increase in sales of accessory products, which generally have higher gross margins than hardware and software products. We currently offer approximately 350 accessory product SKU’s, including controllers, memory cards, instructional books and strategy guides for the most popular video game titles.

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

Competitive Strengths

We seek to enhance our position as the leading global specialty retailer of interactive entertainment products by focusing on the following:

Breadth of selection. Through our stores and our website, we offer our customers an extensive selection of video game software, compatible with all major video game hardware systems, which we also stock, as well as PC entertainment software. Our typical store offers over 1,500 SKU’s, excluding pre-played games, at any given time across a variety of genres, including Action, Strategy, Adventure/Role Playing, Simulation, Sports, Children’s Entertainment and Family Entertainment. We continuously update our title selection in each store to reflect the tastes and buying patterns of the store’s local market. In addition to software and hardware, we offer a complementary line of PC and video game accessories and peripheral products. By offering a wide range of products, we seek to establish our stores and website as the destination of choice for gamers.

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

To ensure our customers have immediate access to new releases and the latest hardware, we offer our customers the “EB Pre-Sell Program” through which they can reserve video game and PC entertainment software and video game hardware for delivery upon our receipt and release of the product. On average, we introduce 20 new software SKU’s in our stores and on our website each week.

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

The pre-played category has become our fastest growing product line, as we now carry over 1,900 pre-played SKU’s in our typical store. We believe the growth of our pre-played business will be further enhanced as we continue to focus on establishing stores in strip-center locations where sales of pre-played products represent a larger percentage of the stores’ sales.

Competitive pricing. Our pre-played program allows customers to save money by trading in their pre-played games and hardware for cash or credit towards any product sold in our stores. The trade-ins are then resold to other customers at lower prices than our new products, offering a broader range of price choices to our customers.

Knowledgeable sales associates. We believe that our knowledgeable sales associates, many of whom are gamers, and our higher level of customer service provide us with an important advantage over competitors such as mass merchants, retail toy chains, and office supply, computer product and consumer electronics superstores. We provide all of our sales associates with training and information on video game and PC entertainment products, system requirements and selling techniques through vendor-sponsored seminars, which are held for store managers and field managers, and through periodic training seminars for our sales associates. We also encourage our sales associates to learn about customers’ game preferences. With this knowledge, sales associates are able to introduce customers to a selection of games and accessories that suit their preferences and are able to advise them of new releases suited to their interests, thereby enhancing our customers’ overall gaming experience.

Disciplined store operations. Our management team exercises significant control over all aspects of our store operations, including product research, purchasing, distribution, site selection, store development, Point-of-Sale (“POS”) financial reporting and sales training. We believe that this commitment to operational control enables us to identify opportunities to improve store productivity and to react quickly to shifts in product pricing and consumer purchasing trends. We strive to increase the productivity of our stores by actively managing our payroll expense and operating our stores as efficiently as possible. We do this by utilizing our POS reporting systems to ensure the best possible match of sales associate floor coverage to customer traffic.

Leadership in online retailing. The Internet represents a complementary channel to our store-based retail business. We operate an e-commerce site at www.ebgames.com, where we provide product reviews, user-friendly online purchasing and the ability to pre-order video game and PC entertainment software and video game hardware. Our website utilizes our merchandising expertise and strong vendor relationships to provide online customers with over 6,600 new and pre-played SKU’s that are available for immediate shipping. In 2004, we implemented several initiatives designed to leverage our online capabilities to enhance our customers’ overall shopping experience. Some of the new conveniences that we offer are the ability to pre-order a product online with in-store pick up, the ability to see availability of a product at local stores and the ability to return products ordered online to one of our stores.

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

Highly effective inventory management. We do extensive research prior to the release of new products and carefully manage our inventory to minimize the risk associated with introducing new products. Our merchandising teams evaluate potential products and analyze the “EB Pre-Sell Program” information and other data to estimate initial demand and the projected life cycle for a new release. We then use this information to plan our initial purchases and allocations among our stores and website.

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

State-of-the-art management information systems. We use a combination of proprietary and “best of breed” information systems technology. These tools enable us to analyze total, comparative and new store sales and inventory data at the company, region, district and store levels. We believe our approach to business systems provides a strategic advantage by allowing us to make enhancements to meet business opportunities quickly and efficiently. Traffic counting technology is installed in a representative number of our stores, allowing us to evaluate store performance against traffic trends.

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

These distribution facilities allow us to replenish our stores on a daily basis supporting our “first-to-market” new-release strategy. Our distribution network also enables us to provide immediate delivery service to our online customers. Our rapid processing capability in our distribution centers is facilitated by several advanced inventory management technologies, including paperless picking and radio frequency support. We also use a warehouse management system in our domestic distribution centers that enables us to better manage labor and freight costs.

Innovative marketing. Our stores are located in high traffic, high visibility areas in regional strip centers, shopping malls, urban areas and central business districts. Accordingly, our marketing efforts are designed to draw customers into our stores through the use of window displays and other attractions visible to shoppers in the mall and from the street. Inside all of our stores, we feature selected products through the use of vendor displays, signs, flyers, point of purchase materials and end-cap displays. To enhance the shopping experience, we offer our customers the opportunity to play the latest games and hardware at interactive gaming stations and we offer complementary in-store programming via “EBtv”. A majority of these in-store efforts are funded through advertising allowances and market development funds from manufacturers, distributors, software publishers and accessory suppliers. To provide additional value to our customers, we launched a new customer loyalty program, the EB EDGE Card, in August. Members of this program are entitled to receive a discount on pre-played product at our EB Games stores and website.

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

Domestic opportunity. We plan to open approximately 200 new stores in fiscal 2006 in the United States. We are continuing our expansion in strip and power shopping centers, central business districts and urban areas. We expect our stores in these locations to require lower initial investments, generate higher gross margins on lower revenue and have a lower operating cost structure than our mall-based stores. These stores, which typically carry a wider assortment of pre-

played video games than our mall-based stores, target the more value conscious gamer.

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

Vendors

We purchase substantially all of our products directly from manufacturers and software publishers. Our top 10 vendors accounted for approximately 72% of our purchases in fiscal 2005. Our largest vendors in fiscal 2005 were Electronics Arts, Nintendo, Microsoft, Sony and Take-Two, which accounted for 14.0%, 12.0%, 10.3%, 9.3% and 7.1%, respectively, of our gross purchases. No other vendor accounted for more than 6.0% of our software or accessory purchases during fiscal 2005. We believe that we have good relationships with our vendors. Maintaining and strengthening these relationships is essential to our operations and continued expansion.

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

Item 1A. Executive Officers of the Company

Set forth below is information regarding the executive officers of the Company:

Name	Age	Position

Jeffrey W. Griffiths	54	President, Chief Executive Officer and Director
John R. Panichello	43	Executive Vice President and Chief Operating Officer
James A. Smith	49	Senior Vice President, Chief Financial Officer and Secretary
Seth P. Levy	47	Senior Vice President, Logistics and Chief Information Officer; President, EB Games Online
Steven R. Morgan	53	Senior Vice President, President of Stores—North America and President of Electronics Boutique Canada Inc.

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

Mr. Panichello has served as Executive Vice President and Chief Operating Officer since April 2002. Prior thereto, Mr. Panichello served as Senior Vice President, Chief Operating Officer, President of EB GameWorld and BC Sports Collectibles (a former division of Electronics Boutique) and Secretary of Electronics Boutique from June 2001 to April 2002. Mr. Panichello served as Senior Vice President, Chief Financial Officer, President of EB GameWorld and BC Sports Collectibles and Secretary of Electronics Boutique from June 2000 to June 2001. Mr. Panichello served as Senior Vice President, Chief Financial Officer, President of BC Sports Collectibles and Secretary of Electronics Boutique from March 1998 to June 2000. Mr. Panichello served as the Senior Vice President of Finance of EB and the President of the BC Sports Collectibles division from March 1997 to February 1998. Mr. Panichello served as EB’s Vice President of Finance and Treasurer from June 1994 to February 1997. Mr. Panichello served as a director of Game Group from May 1995 to November 1999. Mr. Panichello is a Certified Public Accountant. Mr. Panichello is the husband of Susan Y. Kim and the son-in-law of James J. Kim.

Mr. Smith has served as Senior Vice President, Chief Financial Officer and Secretary since June 2001. Prior thereto, Mr. Smith served as Senior Vice President of Finance of Electronics Boutique from August 2000 to June 2001. Mr. Smith served as Electronics Boutique’s Vice President-Finance from May 1998 to August 2000. From 1996 to 1998, Mr. Smith served as Vice President and Controller of EB, our predecessor, and from 1993 to March 1996, he served as Controller of EB.

Mr. Levy has served as Senior Vice President Logistics, Chief Information Officer and the President of EB Games Online since June 2001. From March 1999 to June 2001, Mr. Levy served as Senior Vice President, Chief Information Officer and the President of EB Games Online. From February 1997 to March 1999, Mr. Levy served as the Vice President and Chief Information Officer. From 1991 to February 1997, Mr. Levy served as the Director of System Development for the May Merchandising and May Department Stores International divisions of May Department Stores.

Mr. Morgan has served as Senior Vice President, President of Stores—North America and President of Electronics Boutique Canada Inc. since April 2002. Prior thereto, Mr. Morgan served as Senior Vice President of Stores of Electronics Boutique and Canadian Operations from June 2001 to April 2002. Mr. Morgan served as Senior Vice President of Stores of Electronics Boutique from January 2001 to June 2001. From May 1998 to January 2001, Mr. Morgan served as President and Chief Executive Officer of Millennium Futures, Inc., a commodity trading company. From July 1996 to May 1998, he served as Senior Vice President, Director of Stores at Filene’s Department Stores. From May 1988 to July 1996, he served as Regional Vice President at Filene’s Department Stores.

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

On December 3, 2003, a subsidiary of ours was served with a complaint in a proposed class action suit entitled “Chalmers v. Electronics Boutique of America Inc.” in the California Superior Court in Los Angeles County. The suit alleged that Electronics Boutique of America Inc. improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and sought recovery of wages for overtime hours worked and related relief. In December 2004, the court approved a final settlement in the amount of $950,000. An accrual for settlement costs was recorded in fiscal 2004. Consequently, this settlement had no material impact on our results of operations or financial condition for fiscal 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Item 6. Selected Financial Data

The following table sets forth for the periods indicated selected financial and other data, which has been derived from our consolidated financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
	(Amounts in thousands, except per share data and operating data)

Statement of Income Data:
Net sales	$1,983,537	$1,588,406	$1,309,226	$1,059,338	$802,851
Management fees (1)	5,845	13,375	7,553	5,889	4,425
Total revenues	1,989,382	1,601,781	1,316,779	1,065,227	807,276
Cost of goods sold	1,450,205	1,174,429	971,204	826,599	626,939
Gross profit	539,177	427,352	345,575	238,628	180,337
Selling, general and administrative expense (2)	422,374	327,260	266,729	178,928	144,082
Restructuring and asset impairment (reversal) charge (3)	—	—	(2,611)	12,638	—
Depreciation and amortization	37,473	29,211	23,361	20,286	16,239
Operating income	79,330	70,881	58,096	26,776	20,016
Other income	—	—	—	—	1,550
Interest income, net	2,350	1,751	1,677	1,884	3,096
Income before income tax expense and cumulative effect of change in accounting principle	81,680	72,632	59,773	28,660	24,662
Income tax expense	29,393	26,903	22,373	10,948	9,791
Income before cumulative effect of change in accounting principle	52,287	45,729	37,400	17,712	14,871
Cumulative effect of change in accounting principle, net of tax (4)	—	—	(4,773)	—	—

Net income (2)	$52,287	$45,729	$32,627	$17,712	$14,871

Income per share before cumulative effect of change in accounting principle:
Basic	$2.16	$1.82	$1.44	$0.74	$0.67

Diluted	$2.13	$1.80	$1.42	$0.73	$0.66
Per share cumulative effect of change in accounting principle:
Basic			$(0.18)

Diluted			$(0.18)

Net income per share:
Basic	$2.16	$1.82	$1.26	$0.74	$0.67
Diluted	$2.13	$1.80	$1.24	$0.73	$0.66
Weighted average shares outstanding:
Basic	24,159	25,114	25,833	23,868	22,254
Diluted	24,547	25,415	26,247	24,230	22,466

Operating Data: (5) (unaudited)
Stores open at end of year	1,977	1,528	1,145	937	737
Comparable store sales increase (decrease) (6)	3.1%	0.0%	8.3%	20.8%	(4.5)%

	As of
	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001

Balance Sheet Data:
Working capital	$175,422	$163,422	$144,363	$121,446	$30,133
Total assets	724,200	643,932	527,305	429,649	270,493
Long-term debt	—	—	—	143	—
Total liabilities	372,732	339,952	252,805	192,489	139,273
Total stockholders’ equity	351,468	303,980	274,500	237,160	131,220

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

Inventory Valuation

Our merchandise inventory, which includes new and pre-played video game hardware and software as well as PC entertainment software and related accessories and products, is valued at the lower of cost or market. The cost is determined principally by a weighted-average method. The weighted-average cost method attaches a cost to each stock keeping unit (“SKU”), and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that SKU. We include an allocation of costs incurred to refurbish pre-played products in order to prepare them for resale in the cost of our merchandise inventory.

Inherent in the video game business is the risk of obsolete inventory. As each new generation of products is introduced, demand for the prior generation decreases, reducing the interest in and value of the older games. Some vendors offer us credit to reduce the cost of products that are selling more slowly allowing for a reduction in the selling price and reducing the possibility that these items become obsolete. We monitor the aging of our inventory by item and provide a reserve for products that are considered “slow moving”, using an established formula based on current inventory and a trailing sales history. We also monitor the difference between the selling (“market”) price of each item and its cost and provide a reserve for any inventory selling below cost.

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

Revenues for management services are recorded as earned. In fiscal 2004, management fees were derived from service agreements with Game Group and Sports Collectibles Acquisition Company (“SCAC”) as well as $4.7 million earned as part of the termination of our services agreement with Game Group. We received $15.0 million from Game Group as part of the settlement for terminating the agreement. Based on an independent analysis, the covenants not to compete with Game Group in the United Kingdom, Ireland, France and Spain were determined to have a value equal to $10.3 million, which was recorded as deferred revenue. In fiscal 2005, we recognized $5.8 million of this deferred revenue. The remaining $4.5 million will be recognized as income in fiscal 2006.

Income Taxes

We are subject to federal, state and local income tax in many jurisdictions in the United States as well as internationally. Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to our operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognition and inventory valuation methods. We must also assess the likelihood that our deferred tax assets will be recovered from our future taxable income. To the extent we believe that recovery is unlikely, we are required to establish valuation allowances. We established valuation allowances of $755,000 and $352,000 as of January 29, 2005 and January 31, 2004, respectively, due to uncertainties related to our ability to utilize the net operating loss carryforwards of certain foreign subsidiaries. Future tax expense may be impacted by this judgment. As of January 29, 2005, we have recorded $4.5 million of deferred tax assets related to net operating loss carryforwards for which no valuation allowance is recorded.

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

Change in Accounting Principle

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 was effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16. In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events we conduct for our vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. We then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, was recorded as a cumulative effect of change in accounting principle in fiscal 2003 for the impact of this adoption on prior fiscal years.

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

Management fees increased 77.1% from $7.6 million in fiscal 2003 to $13.4 million in fiscal 2004. The increase was primarily due to $4.7 million of fees earned in connection with our termination of the services agreement with Game Group. An increase in Game Group’s sales and a more favorable currency exchange rate between the British pound and U.S. dollar in fiscal 2004 accounted for the remainder of the increase.

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

We generated $102.4 million in cash from operations in fiscal 2005 and $103.6 million in fiscal 2004. The $102.4 million of cash generated from operations in fiscal 2005 was primarily the result of $52.3 million in net income, $31.2 million in non-cash charges to net income, an increase in accrued expenses of $24.5 million and a decrease in accounts receivable of $18.9 million, offset, in part, by an increase in merchandise inventories, net of payables, of $28.5 million. The increase in accrued expenses was due primarily to an increase in customer liabilities as well as an increased store base. The decrease in accounts receivable was due primarily to the receipt of $15.0 million in February 2004 as part of the termination of our services agreement with Game Group and normal seasonal fluctuations. The increase in merchandise inventories, net of payables, was due to maintaining appropriate levels of inventory for an increased store base. The $103.6 million of cash generated from operations in fiscal 2004 was primarily the result of $45.7 million in net income, $27.2 million in non-cash charges to net income, an increase in accounts payable of $39.3 million and an increase in accrued expenses of $25.1 million, offset, in part, by an increase in merchandise inventory of $17.5 million and a $12.1 million increase in accounts receivable. The increase in accounts payable and accrued expenses was due in part to an increased store base. The increase in merchandise inventory was due to an increased store base, partially offset by prior year inventories being higher than normal due to slower than expected holiday sales in fiscal 2003. The increase in accounts receivable was due in part to Game Group’s December 2003 management fee payment for $2.2 million not being received until February 2004.

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

In March 2005, we entered into a fourth amendment to our $50.0 million asset based revolving credit facility with Fleet Retail Group, Inc., a successor to Fleet Capital Group. Pursuant to the amendment, Fleet agreed to eliminate certain covenant requirements in the credit facility, added a covenant requiring us to maintain a certain inventory coverage ratio and extended the credit facility through March 16, 2006. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 points or Fleet’s base rate of interest, at our option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. As of January 29, 2005, we had no outstanding borrowings under our credit facility.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” In December 2003, FIN 46R, a modification to FIN 46, was issued which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. The adoption of this Interpretation in fiscal 2005 had no effect on our consolidated results of operations and financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. It applies to all stock-based compensation transactions in which a company acquires services from employees by issuing share-based payments, to be recognized at their fair values on the consolidated statement of income. The fair value of the stock-based compensation will be recognized over the employee’s service period. Additionally, SFAS No. 123(R) requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as currently required. We will adopt the provisions of SFAS No. 123(R) at the beginning of our fiscal quarter ended October 29, 2005. We estimate the impact of the adoption of SFAS No. 123(R), based on the fair value of our unvested options outstanding as of January 29, 2005, and the number of shares expected to be purchased under our Employee Stock Purchase Plan, to result in compensation expense of approximately $0.8 million, after tax, on our consolidated statements of income for fiscal 2006.

Impact of Inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We invest cash balances in excess of operating requirements in short-term investment grade securities, with maturities of 90 days or less. In addition, our revolving credit facility provides for borrowings which bear interest at variable rates based on the bank’s base rate or LIBOR plus 250 basis points, at our option. We had no borrowings outstanding pursuant to the revolving credit facility as of January 29, 2005. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

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

Item 8. Consolidated Financial Statements and Financial Statement Schedule

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT

SCHEDULE

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Electronics Boutique Holdings Corp.:

We have audited the accompanying consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electronic Boutique Holding Corp.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

April 7, 2005

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	January 29, 2005	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$175,295	$157,968
Accounts receivable:
Trade and vendors	17,685	22,407
Other	3,585	17,405
Merchandise inventories	291,678	253,577
Deferred tax asset	9,438	9,895
Prepaid expenses and other current assets	17,955	16,435

Total current assets	515,636	477,687

Property and equipment:
Building and leasehold improvements	153,883	122,852
Furniture, fixtures and equipment	154,896	123,265
Land	8,120	5,827
Construction in progress	2,473	2,826

	319,372	254,770
Less accumulated depreciation and amortization	145,951	116,766

Net property and equipment	173,421	138,004

Goodwill and other intangible assets, net of accumulated amortization of $1,155 and $666	16,308	13,662
Deferred tax asset	12,433	10,476
Other non-current assets	6,402	4,103

Total assets	$724,200	$643,932

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$228,825	$220,481
Accrued expenses	99,939	75,922
Income taxes payable	11,450	17,862

Total current liabilities	340,214	314,265

Deferred rent and other long-term liabilities	32,518	25,687

Total liabilities	372,732	339,952

Stockholders’ equity:
Preferred stock—authorized 25,000 shares; $.01 par value; no shares issued and outstanding at January 29, 2005 and January 31, 2004	—	—
Common stock—authorized 100,000 shares; $.01 par value; 27,433 shares issued and 24,648 shares outstanding at January 29, 2005; 26,449 shares issued and 24,834 shares outstanding at January 31, 2004	274	264
Treasury stock—2,785 and 1,615 shares at January 29, 2005 and January 31, 2004, respectively, at cost	(66,132)	(34,455)
Additional paid-in capital	206,503	181,204
Accumulated other comprehensive income	6,980	5,411
Retained earnings	203,843	151,556

Total stockholders’ equity	351,468	303,980

Total liabilities and stockholders’ equity	$724,200	$643,932

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

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Preferred stock		Common stock		Treasury stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(loss) income	earnings	equity
Balance Feb. 2, 2002	—	$—	25,783	$258	—	$—	$166,312	$(2,610)	$73,200	$237,160

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	32,627	32,627
Foreign currency translations	—	—	—	—	—	—	—	6,574	—	6,574
Hedging activities	—	—	—	—	—	—	—	(5,077)	—	(5,077)
Total comprehensive income										34,124

Issuance of common stock	—	—	23	—	—	—	467	—	—	467
Exercise of stock options	—	—	76	1	—	—	1,190	—	—	1,191
Tax benefit from stock options exercised	—	—	—	—	—	—	1,558	—	—	1,558
Balance Feb. 1, 2003	—	—	25,882	259	—	—	169,527	(1,113)	105,827	274,500

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	45,729	45,729
Foreign currency translations	—	—	—	—	—	—	—	12,981	—	12,981
Hedging activities	—	—	—	—	—	—	—	(6,457)	—	(6,457)
Total comprehensive income										52,253

Issuance of common stock	—	—	32	—	—	—	531	—	—	531
Exercise of stock options	—	—	535	5	—	—	8,590	—	—	8,595
Repurchase of common stock	—	—	—	—	(1,615)	(34,455)	—	—	—	(34,455)
Tax benefit from stock options exercised	—	—	—	—	—	—	2,556	—	—	2,556
Balance Jan. 31, 2004	—	—	26,449	264	(1,615)	(34,455)	181,204	5,411	151,556	303,980

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	52,287	52,287
Foreign currency translations	—	—	—	—	—	—	—	4,849	—	4,849
Hedging activities	—	—	—	—	—	—	—	(3,280)	—	(3,280)
Total comprehensive income										53,856

Issuance of common stock	—	—	31	—	—	—	710	—	—	710
Exercise of stock options	—	—	953	10	—	—	18,281	—	—	18,291
Repurchase of common stock	—	—	—	—	(1,170)	(31,677)	—	—	—	(31,677)
Other financing activities	—	—	—	—	—	—	164	—	—	164
Tax benefit from stock options exercised	—	—	—	—	—	—	6,144	—	—	6,144
Balance Jan. 29, 2005	—	$—	27,433	$274	(2,785)	$(66,132)	$206,503	$6,980	$203,843	$351,468

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

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Electronics Boutique Holdings Corp. (collectively with its subsidiaries, the “Company”) is the leading global specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. The Company operates in only one business segment, as substantially all of its revenues, net income and assets are derived from these primary products.

The Company had 1,977, 1,528 and 1,145 operating retail stores throughout the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico, South Korea and Sweden at January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Total revenues from the Company’s United States, Canada and other foreign operations were 71%, 11% and 18%, respectively in fiscal 2005, 75%, 10% and 15%, respectively in fiscal 2004 and 81%, 9% and 10%, respectively in fiscal 2003. Long-lived assets located in the United States, Canada and other foreign countries were 67%, 13% and 20%, respectively for the fiscal year ended January 29, 2005 and 71%, 14% and 15%, respectively for the fiscal year ended January 31, 2004. The Company is subject to the risks inherent in conducting business across national boundaries. The Company also operates a mail order business and sells its products via the Internet. Approximately 36%, 38% and 39% of fiscal 2005, fiscal 2004 and fiscal 2003 gross purchases, respectively, were made from its three largest vendors. The Company is highly dependent on the introduction by its vendors of new and enhanced video game and PC hardware and software.

Fiscal Year-End

The Company’s fiscal year ends on the Saturday nearest January 31.

Principles of Consolidation

The consolidated financial statements include the financial position and results of operations of Electronics Boutique Holding Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current presentation.

Revenue Recognition

Retail sales are recognized as revenue at the point of sale. Mail order and Internet sales are recognized as revenue upon delivery to and acceptance by the customer. Warranty revenue is amortized over the life of the warranty. Loyalty card revenue is amortized over the life of the card. Magazine subscription revenue is recognized over the life of the subscription. Management fees are recognized in the period that related services are provided. Sales are recorded net of estimated amounts for sales returns and other allowances. Shipping and handling fee income from the Company’s mail order and Internet operations is recognized as net sales. The Company records shipping and handling costs in cost of goods sold.

Cost of Goods Sold

Cost of goods sold includes the following: cost of merchandise purchased, freight expense, purchase discounts, vendor advertising allowances in excess of incremental related advertising expenses, volume purchase rebates and inventory shrinkage expense. The Company’s gross margins may not be comparable to those of other retailers or companies in general due to the items the Company includes in cost of goods sold.

Selling, General and Administrative Expense

Selling, general and administrative expense includes the following: retail store operating costs, distribution center operating costs, marketing and promotional expenses net of vendor reimbursements for these expenses and corporate operating expenses.

Vendor Programs

The Company receives vendor allowances for certain events offered to its vendors. These events include items such as product catalog advertising, in-store display promotions, Internet advertising, co-op print advertising, product training and promotion at the Company’s trade show and inclusion in its vendor-of-the-month program.

In fiscal 2003, the Company adopted Emerging Issues Task Force (EITF) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” effective as of the beginning of fiscal 2003. In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise. See Note 2 for further discussion.

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

Deferred Revenue

Amounts received under the Company’s pre-sell program are recorded as a liability. Revenue is recognized when the customer receives the related product.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill and should be used for all business combinations initiated after June 30, 2001. SFAS No. 142 states that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. See Note 14, “Goodwill and Other Intangible Assets”, for disclosures required by SFAS No. 142.

Other Assets

Other assets consist principally of life insurance programs for certain key executives, long-term restricted cash and security deposits.

Guarantees

The Company remains contingently liable for 21 of the BC Sports Collectibles store leases assigned to Sports Collectibles Acquisition Corporation (“SCAC”) which are discussed further in Note 7. Mr. Kim has entered into an indemnification agreement with the Company with respect to these leases. If SCAC were to default on these lease obligations, the Company would be liable to the landlords for up to $8 million in minimum rent and landlord charges as of January 29, 2005. Due to Mr. Kim’s agreement to indemnify the Company for any costs arising from the BC Sports Collectibles leases, no accrual was recorded for this potential liability. See Note 7, “Related Party Transactions,” for more details on the BC Sports Collectibles sale.

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

The Company recognizes tenant improvement allowances as deferred rent to be amortized as a reduction in rent expense over the life of the related leases. Previously, the Company recognized such tenant improvement allowances as a reduction of related leasehold improvements and amortized the allowances over the shorter of the useful life of those assets or the initial lease term. The reclassification of tenant allowances resulted in a decrease to “Selling, general and administrative expense” and an increase to “Depreciation and amortization” of $1.3 million and $0.8 million on the Company’s consolidated statements of income for fiscal 2004 and fiscal 2003, respectively. Additionally, the reclassification of tenant allowances resulted in an increase to “Net property and equipment” and “Deferred rent and other long-term liabilities” of $7.6 million on the Company’s January 31, 2004 consolidated balance sheet. On the

Company’s consolidated statement of cash flows, the reclassification of tenant allowances resulted in an increase to “Net cash provided by operating activities” and an increase to “Net cash used in investing activities” of $2.9 million and $2.7 million for fiscal 2004 and fiscal 2003, respectively. Since the useful life of the assets was the same as the initial lease term, there was no impact on operating income or net income for any period as a result of these reclassifications.

Pre-opening Costs and Advertising Expense

Pre-opening and start-up costs for new stores are expensed as incurred. Costs of advertising and sales promotion programs are charged to operations, offset by direct vendor reimbursements, as incurred.

Foreign Currency

The accounts of the foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation,” which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of the operations are translated using an average exchange rate for the year. The effects of the rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses are included in net income.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement 137 and Statement 138 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

Market risks relating to the Company’s foreign operations result primarily from changes in foreign exchange rates. The Company routinely enters into forward and cross-currency swap exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on intercompany loans, investments in subsidiaries, and accounts payable. These contracts vary in length of duration. On January 29, 2005, the Company had two forward contracts and 40 cross-currency swap contracts. The forward contracts had a notional amount of $7.1 million and the cross-currency swap contracts had a notional amount of $52.8 million. The total fair market value of all contracts at January 29, 2005 was a deficit of approximately $12.9 million, of which $0.7 million was recorded in accrued expenses and $12.2 million was recorded in other long-term liabilities on the Company’s consolidated balance sheet. On January 31, 2004, the Company had four forward contracts and 34 cross-currency swap contracts. The forward contracts had a notional amount of $9.6 million and the cross-currency swap contracts had a notional amount of $35.4 million. The total fair market value of all contracts at January 31, 2004 was a deficit of approximately $10.7 million, of which $2.6 million was recorded in accrued expenses and $8.1 million was recorded in other long-term liabilities on the Company’s consolidated balance sheet. These contracts were purchased as fair value hedges of intercompany loans and investments in subsidiaries, and cash flow hedges of trade payables. The Company recorded an immaterial net loss related to hedge ineffectiveness in fiscal 2005, fiscal 2004 and fiscal 2003. Changes in the fair value of derivatives are recorded on the same statement of income line as the change in value of the underlying hedged item. Five contracts with a notional amount of $9.9 million expire during fiscal 2006 and the remaining contracts with a notional amount of $50.0 million expire in future years.

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

Net Income Per Share

Basic income per share is calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted income per share is calculated by adjusting the weighted average common shares outstanding for the dilutive effect of common stock equivalents related to stock options.

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

Fair Value of Financial Instruments

The Company’s financial instruments are its accounts receivable, accounts payable, life insurance policies and foreign exchange contracts. The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The foreign exchange contracts are recorded at fair market value.

Stock-Based Employee Compensation

The Company accounts for its employee stock options and employee stock purchase plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to stock-based employee compensation.

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

New Accounting Pronouncements Adopted

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”(“FIN 46”). In December 2003, FIN 46R, a modification to FIN 46, was issued which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. The Company adopted this statement effective for its fiscal year ended January 29, 2005. The adoption of this Interpretation in fiscal 2005 had no effect on the Company’s consolidated results of operations and financial condition.

(2)           CHANGE IN ACCOUNTING PRINCIPLE

In November 2002, the EITF reached consensus on Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Issue 02-16 addresses the accounting for cash consideration received from a vendor by a reseller for various vendor funded allowances, including cooperative advertising support. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. The Company elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16. In accordance with the provisions of Issue 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events the Company conducts for its vendors are to be classified as a reduction in the purchase price of merchandise and recognized in income as the merchandise is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of the vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet. This methodology resulted in a $7.6 million reduction in inventory as of February 3, 2002, the date of adoption of Issue 02-16. The $7.6 million, $4.8 million net of tax, was recorded as a cumulative effect of change in accounting principle in fiscal 2003 for the impact of this adoption on prior fiscal years.

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

As of January 29, 2005 and January 31, 2004, $10.2 million and $10.8 million, respectively, of the Company’s vendor advertising allowances have been recorded as a reduction of inventory.

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

The total future minimum lease payments include lease commitments for new retail locations not in operation at January 29, 2005, and exclude contingent rentals based upon sales volume and owner expense reimbursements. The terms of the operating leases for the retail locations provide that, in addition to the minimum lease payments, the Company is required to pay additional rent to the extent retail sales, as defined in the lease agreements, exceed thresholds set forth in the lease agreements and to reimburse the landlord for the Company’s proportionate share of the landlord’s costs and expenses incurred in the maintenance and operation of the real estate. Contingent rentals were approximately $8.8 million, $9.9 million and $12.2 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Rent expense, including contingent rental amounts, was approximately $130.9 million, $101.4 million and $84.3 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Certain of the Company’s lease agreements provide for varying lease payments over the life of the leases. For financial statement purposes, rental expense is recognized on a straight-line basis over the original term of the agreements. Actual lease payments are less than the rental expense reflected in the statements of operations by approximately $7.3 million, $3.1 million and $2.5 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

(4)           ACCRUED EXPENSES

Accrued expenses consist of the following (amounts in thousands):

	January 29, 2005	January 31, 2004

Employee compensation and related taxes	$23,504	$18,779
Gift certificates and customer deposits	25,953	16,424
Deferred revenue	21,527	17,205
Accrued rent	6,207	6,458
Other taxes	6,505	5,342
Other accrued liabilities	16,243	11,714
Total	$99,939	$75,922

(5)           DEBT

In March 2005, the Company entered into a fourth amendment to its $50.0 million asset based revolving credit facility with Fleet Retail Group, Inc., a successor to Fleet Capital Group. Pursuant to the amendment, Fleet agreed to eliminate certain covenant requirements in the credit facility, added a covenant requiring the Company to maintain a certain inventory coverage ratio and extended the facility through March 16, 2006. Interest accrues on borrowings at a per annum rate equal to either LIBOR plus 250 points or Fleet’s base rate of interest, at the Company’s option. The revolving credit agreement contains restrictive covenants regarding transactions with affiliates, the payment of dividends, and other financial and non-financial matters and is secured by certain assets, including accounts receivable, inventory, fixtures and equipment. There was no outstanding balance at January 29, 2005 and January 31, 2004 on this facility.

In March 2005, the Company executed a commitment to secure a mortgage for $9.5 million on its new Sadsbury Township distribution center. The Company expects the closing to occur in May 2005 or earlier.

Letters of credit outstanding with various financial institutions were $1.4 million and $0.9 million at January 29, 2005 and January 31, 2004, respectively.

(6)           GAME GROUP SERVICES AGREEMENT

On January 30, 2004, the Company terminated the services agreement with Game Group initially established in fiscal 1996. Under the services agreement, Game Group was responsible for the payment of management fees equal to 1.0% of Game Group’s adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. The Company had no management fee receivables as of January 29, 2005. The Company’s management fees receivable at January 31, 2004 was $2.7 million, which is included in Accounts receivable-Trade and vendors on the consolidated balance sheet. In fiscal 2005, the Company performed no management services for Game Group. Management fees received from Game Group under the services agreement for fiscal 2004 and fiscal 2003 were $8.6 million and $7.4 million, respectively. As part of the agreement to terminate the services agreement, Game Group agreed to pay the Company $15.0 million, which was recorded in Accounts receivable - Other on the Company’s consolidated balance sheet at January 31, 2004. The $15.0 million was received by the Company on February 12, 2004. The Company recognized $4.7 million of this payment as revenue earned on its consolidated statement of income for fiscal 2004. The termination agreement places restrictions on the Company’s ability to compete with Game Group in the United Kingdom and Ireland until February 2006. Certain other covenants not to compete specified in the termination agreement expired as of January 31, 2005. Based on an independent analysis performed in fiscal 2005, these covenants not to compete were determined to have a value of $10.3 million, which was recorded as deferred revenue at January 31, 2004. In fiscal 2005, $5.8 million of this deferred revenue was recognized as management fee income. As of January 29, 2005, $4.5 million is still recorded as short-term deferred revenue (Accrued expenses) and will be recognized as income in fiscal 2006.

(7)           RELATED PARTY TRANSACTIONS

The Kim family beneficially owns approximately 48.3% of the Company’s common stock. Accordingly, the Kim family effectively controls the Company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

On November 2, 2002, the Company sold its BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James Kim, the Chairman of the Board. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided by the

Company to SCAC for a six-month period after the closing for an additional $300,000. $150,000 of the fee received for transition services was earned and recognized as income in fiscal 2003 and the remaining $150,000 in fiscal 2004. The transaction was negotiated and approved by a committee of the Company’s Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business.

(8)           EMPLOYEES’ RETIREMENT PLAN

The Company provides its United States employees with retirement benefits under a 401(k) salary reduction plan. Generally, employees are eligible to participate in the plan after reaching age 21 and completing one year of service to the Company. Eligible employees may contribute up to 60% of their compensation to the plan up to the IRS annual limit. Company contributions are at the Company’s discretion. Company contributions to the plan are fully vested for eligible employees with five years or more of service. Contributions under this plan were approximately $834,000, $804,000 and $624,000 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

(9)           EQUITY PLANS

Equity Participation Plans

The Company adopted equity participation plans (the “Equity Participation Plans”), pursuant to which 2.1 million and 2.0 million shares of common stock were reserved in 1998 and 2000, respectively, for issuance upon the exercise of stock options granted to employees, consultants and directors. The exercise price of options granted under the Equity Participation Plans may not be less than fair market value per share of common stock at the grant date; options become exercisable one to three years after the grant date and expire over a period of not more than ten years. Exercisability could be accelerated on a change in control of the Company as well as certain other events as defined in the Equity Participation Plans.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the quarterly period. The Purchase Plan permits eligible associates to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of January 29, 2005, 873,000 shares remain available for issuance under the Purchase Plan. The weighted-average fair value, net of the 15% discount, of the shares purchased by employees in fiscal 2005, fiscal 2004 and fiscal 2003 was $23.09, $16.53 and $20.27, respectively.

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

A summary of the Company’s stock option activity, and related information for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 follows (amounts in thousands, except per share amounts):

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

The table below summarizes information about stock options outstanding as of January 29, 2005 (share amounts in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of January 29, 2005	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of January 29, 2005	Weighted average exercise price

$9.50 - $17.37	421	7.22	$15.77	177	$14.94
$17.38 - $28.42	462	6.73	$20.03	352	$18.21
$28.43 - $41.65	518	7.85	$31.29	215	$32.44

	1,401			744

(10)         INCOME TAXES

Income before income tax expense and cumulative effect of change in accounting principle was as follows (amounts in thousands, except tax rates):

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Domestic	$43,415	$44,344	$52,989
Foreign	38,265	28,288	6,784
Total	$81,680	$72,632	$59,773

The provision for income taxes for fiscal 2005, fiscal 2004 and fiscal 2003 consisted of the following:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	1.06	2.88	3.17
Permanent differences- domestic and foreign	0.41	(0.26)	(0.30)
Difference in foreign tax rates	(0.93)	(0.25)	(0.33)
Other	(0.07)	0.17	(0.14)
Change in valuation allowance	0.52	(0.50)	0.03
Income tax expense	35.99%	37.04%	37.43%

Current:
Domestic—Federal	$14,484	$12,577	$11,191
Domestic—State	1,382	2,371	2,091
Foreign	13,652	10,600	5,092
Deferred:
Domestic—Federal	544	2,059	5,932
Domestic—State	(45)	873	994
Foreign	(624)	(1,577)	(2,927)
Income tax expense	$29,393	$26,903	$22,373

The Company does not pay or record federal income taxes on the undistributed earnings of its foreign subsidiaries as long as those earnings are deemed permanently reinvested in the companies that produced them. An estimated $968,000 in federal income and foreign withholding taxes would be due if such permanently reinvested earnings were remitted as dividends.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of January 29, 2005 and January 31, 2004 (amounts in thousands):

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

(12)         LEGAL CONTINGENCIES

On December 3, 2003, a subsidiary of the Company was served with a complaint in a proposed class action suit entitled “Chalmers v. Electronics Boutique of America Inc.” in the California Superior Court in Los Angeles County. The suit alleged that Electronics Boutique of America Inc. improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and sought recovery of wages for overtime hours worked and related relief. In December 2004, the court approved a final settlement in the amount of $950,000. An accrual for settlement costs was recorded in fiscal 2004. Consequently, this settlement had no material impact on the Company’s results of operations or financial condition for fiscal 2005.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2005 (the “Evaluation Date”), and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date.

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

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 29, 2005 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of January 29, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Electronics Boutique Holdings Corp.

West Chester, Pennsylvania

April 7, 2005

Changes in Internal Control Over Financial Reporting

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a -15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Electronics Boutique Holdings Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Electronics Boutique Holdings Corp. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electronics Boutique Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Electronics Boutique Holdings Corp. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Electronics Boutique Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronics Boutique Holdings Corp. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2005, and our report dated April 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

April 7, 2005

Item 9B. Other Information

Reports on Form 8-K

During the Company’s fourth fiscal quarter, the following Current Reports on Form 8-K were filed:

On November 8, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 2.02 and announcing adjustments to its previous guidance for the quarter ended October 30, 2004.

On November 18, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 2.02 and announcing financial results for the Company’s third quarter ended October 30, 2004.

On January 10, 2005, the Company filed a Current Report on Form 8-K, reporting under Item 2.02 and announcing financial results for the Company’s nine-week holiday period ended January 1, 2005.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The following information sets forth the names of the Directors, the year from which each individual has served as a Director, the age of each Director and the principal occupation of each Director.

Dean S. Adler, age 48, has served as a Director of Electronics Boutique since March 1998. In March 1997, Mr. Adler formed Lubert/Adler Partners, LP, a partnership investing primarily in real estate and real estate related ventures. Prior thereto, Mr. Adler was a principal of CMS Companies. Mr. Adler was also an instructor at The Wharton School of the University of Pennsylvania. Mr. Adler serves on the Boards of Directors of Bed Bath & Beyond Inc. and Developers Diversified Realty Corporation. Mr. Adler is a member of the Compensation Committee and the Nominating Committee.

Jeffrey W. Griffiths, age 54, has served as the President and Chief Executive Officer of Electronics Boutique and as a Director since June 2001. Prior thereto, he served as Senior Vice President of Merchandising and Distribution from March 1998 to June 2001. Mr. Griffiths served as Senior Vice President of Merchandising and Distribution of The Electronics Boutique, Inc. (“EB”), the predecessor to Electronics Boutique, from March 1996 to March 1998. From March 1987 to February 1996, Mr. Griffiths served as Vice President of Merchandising of EB, and from April 1984 to February 1987, he served as Merchandise Manager. Since October 2003, Mr. Griffiths has been a member of the Board of Trustees of Albright College.  Mr. Griffiths also serves on the Board of Directors of Philadelphia Academies.

James J. Kim, age 69, has served as Electronics Boutique’s Chairman and as a Director since March 1998. Mr. Kim founded EB in 1977 and has served as its Chairman since its inception. Mr. Kim also serves as the Chairman of Amkor Technology, Inc., a semiconductor assembly, test, packaging and technology firm.  Mr. Kim is the father of Susan Y. Kim, a Director, and the father-in-law of John R. Panichello, Electronics Boutique’s Executive Vice President and Chief Operating Officer.

Susan Y. Kim, age 42, has served as a Director of Electronics Boutique since March 1998. Ms. Kim served as a Senior District Manager of EB from 1991 to 1992, as EB’s Personnel Manager from 1989 to 1991, as a Buyer for EB from 1986 to 1989, and as a Field Manager for EB from 1985 to 1986. Ms. Kim is a member of the Board of Directors of the Philadelphia Orchestra Association and The Franklin Institute, and is a Trustee at The Shipley School and the Gesu School. Ms. Kim is the daughter of James J. Kim, Electronics Boutique’s Chairman and a Director, and the wife of John R. Panichello, Electronics Boutique’s Executive Vice President and Chief Operating Officer.

Louis J. Siana, age 73, has served as a Director of Electronics Boutique since March 1998. Mr. Siana is a certified public accountant and a senior partner in the accounting firm of Siana, Carr & O’Connor LLP. Mr. Siana is Chairman of the Audit Committee and a member of the Compensation Committee and the Nominating Committee.

Alfred J. Stein, age 72, has served as a Director of Electronics Boutique since March 2003. Mr. Stein served on the Board of Directors of Applied Materials, Inc. from 1982 through 1999 and RadioShack Corporation from 1982 through May 2003. Mr. Stein served as Chairman of the Board and Chief Executive Officer of VLSI Technology, Inc. from its inception in 1982 until it was acquired by Philips Electronics in 1999. Mr. Stein currently serves as a member of the Board of Directors of Advanced Power Technology, Inc., ESS Technology, Inc. and Simtek Corporation.  In addition, Mr. Stein has served on the Board of Directors for several private companies.  Mr. Stein is a past Chairman of the Board for the Semiconductor Industry Association and was on the Board of Trustees for St. Mary’s University of Texas. Mr. Stein is a member of the Audit Committee.

Stanley (“Mickey”) Steinberg, age 72, has served as a Director of Electronics Boutique since September 1998. Mr. Steinberg currently serves as a Senior Advisor to the mergers and acquisitions firm of Navigant Capital Advisors, LLC.  From August 1994 to June 1998, Mr. Steinberg served as Chairman of Sony Retail Entertainment. From 1989 to 1994, Mr. Steinberg served as Executive Vice President and Chief Operating Officer of Walt Disney Imagineering. Mr. Steinberg serves on the Board of Directors of Reckson Associates Realty Corp. and of two privately held companies, AMC, Inc., the owner and manager of the AmericasMart Atlanta trade show center, and ECI Group, an apartment developer, construction and management company.  Mr. Steinberg is a member of the Audit Committee.

Executive Officers

Information required by this Item with respect to executive officers may be found in Part I of this Form 10-K/A.

Committees of the Board of Directors

The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

Audit Committee.    The Audit Committee oversees our processes of accounting and financial reporting and provides oversight with respect to the audits and financial statements of Electronics Boutique.  In this role, the Audit Committee reviews the professional services provided by Electronics Boutique’s registered independent public accountants and the independence of the accounting firm from the management of Electronics Boutique. The Audit Committee also reviews the scope of the audits by Electronics Boutique’s independent accountants, the annual financial statements of Electronics Boutique, its systems of internal accounting controls and other matters with respect to the accounting, internal auditing and financial reporting practices and procedures as it finds appropriate or as may be brought to its attention, and meets from time to time with members of Electronics Boutique’s finance and internal audit staff. The Audit Committee is comprised of Messrs. Siana, Stein and Steinberg, each of whom is independent as defined by the requirements of The NASDAQ Stock Market and the rules and regulations of the SEC.  The Board of Directors has determined that two of its three Audit Committee members, Messrs. Siana and Stein, qualify as “audit committee financial experts” under the SEC’s rules. The Audit Committee met eight times in fiscal 2005.

The Audit Committee has adopted an amended and restated charter, which was approved by the Board of Directors in April 2004.  A copy of Electronics Boutique’s Audit Committee Charter is available on our website at www.ebholdings.com.

Compensation Committee.    The Compensation Committee reviews and approves the salaries, bonuses and other benefits of our executive officers, administers the stock option plan of Electronics Boutique and reviews and recommends compensation for the Board of Directors and its committees. In addition, the Compensation Committee advises and consults with Electronics Boutique’s management regarding benefit plans and the compensation policies and practices of Electronics Boutique. The Compensation Committee is comprised of Messrs. Adler and Siana, each of whom is independent as defined by the requirements of The NASDAQ Stock Market.  The Compensation Committee met once during fiscal 2005.  A copy of the Compensation Committee Charter is available on our website at www.ebholdings.com.

Nominating Committee.  The Board of Directors formed a Nominating Committee in April 2004 and Messrs. Adler and Siana were appointed to the Nominating Committee in February 2005.  Each of Messrs. Adler and Siana are independent as identified by the requirements of The NASDAQ Stock Market.  The Nominating Committee identifies and recommends individuals to the Board of Directors for nomination as members of the Board of Directors and its committees and assists the Board of Directors in the event of a vacancy on the Board of Directors or any committee by identifying and recommending individuals qualified to fill the vacancy. The Nominating Committee considers candidates suggested by our stockholders, provided that the recommendations are made in accordance with the procedures set forth in our Bylaws.  Stockholder nominations that comply with the appropriate procedures will receive the same consideration that the Nominating Committee’s nominees receive. A copy of the Nominating Committee Charter is also available on our website at www.ebholdings.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Electronics Boutique’s Directors and executive officers, and certain persons who own more than 10% of the outstanding common stock, to file with the SEC and The NASDAQ Stock Market initial reports of ownership and reports of changes in ownership of common stock (“Section 16(a) Reports”). Additionally, executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish Electronics Boutique with copies of all Section 16(a) Reports they file. On April 13, 2004, Louis J. Siana, a member of the Board of Directors, filed a Section 16(a) Report with respect to purchases of 20,000 shares of common stock in December 2003.  Except as set forth above, to Electronics Boutique’s knowledge, all Directors, executive officers and beneficial owners of more than 10% of the common stock outstanding complied with all applicable filing requirements under Section 16(a) of the Exchange Act with respect to their beneficial ownership of common stock during fiscal 2005.

Code of Ethics

Information required by this Item with respect to our code of ethics may be found in Part I of this Form 10-K/A.

Item 11.  Executive Compensation

The following table summarizes for Electronics Boutique’s last three fiscal years the compensation of Electronics Boutique’s President and Chief Executive Officer and the other executive officers of Electronics Boutique (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Title	Fiscal Year	Salary	Bonus (1)	Securities Underlying Options (#)	All Other Compensation
Jeffrey W. Griffiths	2005	$531,135	$390,000	30,000	$28,808	(2)
President, Chief Executive Officer and	2004	$505,740	$375,000	50,000	$26,519	(2)
Director	2003	$449,125	$337,500	50,000	$24,019	(2)

Seth P. Levy	2005	$265,769	$130,000	8,400	$17,422	(2)
Senior Vice President Logistics, Chief	2004	$254,655	$125,000	14,000	$14,193	(2)
Information Officer and President-EB Games Online	2003	$231,572	$115,000	14,000	$26,043	(2)

Steven R. Morgan	2005	$305,089	$150,800	8,400	$2,000	(2)
Senior Vice President, President of	2004	$306,246	$145,000	14,000	$2,000	(2)
Stores-North America and President of EB Canada Inc.	2003	$270,899	$135,000	14,000	$147,555	(3)

John R. Panichello	2005	$380,056	$243,360	18,000	$29,152	(2)
Executive Vice President and	2004	$363,110	$234,000	30,000	$24,178	(2)
Chief Operating Officer	2003	$330,739	$214,500	30,000	$19,736	(2)

James A. Smith	2005	$269,380	$130,000	8,400	$20,524	(2)
Senior Vice President, Chief	2004	$255,670	$125,000	14,000	$17,076	(2)
Financial Officer and Secretary	2003	$231,103	$115,000	14,000	$14,014	(2)

(1)           Amounts have been listed for the year earned although actually paid in the following fiscal year or deferred at the executive’s election until a subsequent fiscal year.

(2)           Consists of matching contribution pursuant to our executive salary deferral plan and 401(k) defined contribution plan.

(3)           Mr. Morgan was reimbursed for expenses related to his relocation to the West Chester, Pennsylvania area.

Fiscal 2005 Stock Option Grants

The following table sets forth certain information regarding grants of stock options made during fiscal 2005 to the Named Executive Officers pursuant to our stock option plan.

Option Grants in Last Fiscal Year
Individual Grants

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%

Jeffrey W. Griffiths	30,000	11.0%	$29.20	4/09/14	$550,912	$1,396,118
Seth P. Levy	8,400	3.1%	$29.20	4/09/14	$154,255	$390,913
Steven R. Morgan	8,400	3.1%	$29.20	4/09/14	$154,255	$390,913
John R. Panichello	18,000	6.6%	$29.20	4/09/14	$330,547	$837,671
James A. Smith	8,400	3.1%	$29.20	4/09/14	$154,255	$390,913

Option Exercises and Fiscal Year-End Option Values

The following table sets forth information regarding the total number and aggregate value of options exercised by each of the Named Executive Officers during fiscal 2005 and the total number and aggregate value of options held by each of the Named Executive Officers at January 28, 2005 (the last trading day of fiscal 2005).

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised in-the-Money Options at Fiscal Year-End($) Exercisable/Unexercisable(2)
Jeffrey W. Griffiths	160,000	$3,277,196	126,574/80,000	$1,656,151/$807,300
Seth P. Levy	88,810	$2,103,087	24,333/22,400	$242,105/$226,038
Steven R. Morgan	74,001	$1,604,588	0/22,399	$0/$226,036
John R. Panichello	160,000	$4,010,072	123,571/48,000	$1,774,054/$484,380
James A. Smith	32,143	$713,124	46,500/22,400	$631,588/$226,044

(1)           Values are reported before the payment of any commissions or taxes associated with the exercise of the options or the subsequent sale of the underlying common stock.

(2)           In-the-money options are options having a per share exercise price below the closing price of shares of common stock on The NASDAQ Stock Market on January 28, 2005 (the last trading day of fiscal 2005).

Compensation of Board of Directors

Non-employee Directors receive a $15,000 annual retainer for services provided to Electronics Boutique, which is paid in four quarterly installments, and a fee of $1,500 for each Board of Directors or board committee meeting attended. Non-employee Directors also receive options to purchase 5,000 shares of common stock, which are typically awarded at the Annual Meeting of Stockholders for each fiscal year.  For fiscal 2005, Mr. Kim, the Chairman of the Board, received a salary of $416,000, payable quarterly, and a bonus of $812,000.  In April 2004, Mr. Kim also received options to purchase 30,000 shares of common stock.  Directors who are also full-time employees of Electronics Boutique receive no additional compensation for service as Directors.

Employment Agreements, Termination of Employment and Change in Control Arrangements

In November 2002, Electronics Boutique entered into new employment agreements with Messrs. Griffiths, Panichello, Smith and Levy providing for their employment as President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Senior Vice President, Chief Financial Officer and Secretary and Senior Vice President Logistics, Chief Information Officer and President of EB Games Online, respectively. Each of the agreements provides for a term of three years and may be extended automatically for an additional one-year term, unless terminated by the parties thereto in accordance with their terms. The current annual base salary for Messrs. Griffiths, Panichello, Smith and Levy is $546,000, $393,120, $273,000 and $273,000, respectively, and the agreements provide for certain fringe and other employee benefits that are made available to the senior executive officers of Electronics Boutique.

In September 2003, Electronics Boutique entered into a new employment agreement with Mr. Morgan providing for his continued employment as Senior Vice President, President of Stores – North America and President of Electronics Boutique Canada, Inc. The agreement provides for a term ending on the same date as the employment agreement for Electronics Boutique’s other senior executive officers. The employment agreement may be extended automatically for an additional one-year term, unless terminated by either party in accordance with its terms. The current annual base salary for Mr. Morgan is $316,680 and the agreement provides for certain fringe and other employee benefits that are made available to the senior executive officers of Electronics Boutique.

The employment agreements with Messrs. Griffiths, Panichello, Smith, Levy and Morgan (each an “Executive”) provide that (i) in the event that employment is terminated for any reason other than death, disability or “cause” (as defined in their respective agreements), the Executive is entitled to receive his then current total compensation for the greater of his remaining term under the employment agreement or a one year period, (ii) certain severance payments are limited to an amount equal to $100 less than the maximum that could be paid to the Executive and deducted by Electronics Boutique under Section 280G of the Code, in the event of termination of employment for any reason other than death, disability or “cause,” or if the termination is related to a “change in control” (as defined in their respective agreements) and (iii) in the event of disability, Electronics Boutique will continue to pay 60% of the Executive’s compensation for the remaining term of his agreement.

The Named Executive Officers and three other senior officers may elect to terminate their employment with us upon the closing of our proposed merger with GameStop Corp.  If these officers elect to terminate their employment, we will be required to make severance payments to them in an amount equal to their current total compensation for a period equal to the greater of (i) the balance of their employment term under their employment agreements and (ii) twelve months, and to continue to provide them with their current benefits for such period.

Compensation Committee Interlocks And Insider Participation

The members of the Compensation Committee during fiscal 2005 were Dean S. Adler and Louis J. Siana.  None of the  Named Executive Officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth, as of May 11, 2005, certain information regarding the beneficial ownership of common stock by each stockholder known to Electronics Boutique to be the beneficial owner of more than 5% of the common stock, each of Electronics Boutique’s Directors and Named Executive Officers, and all Directors and executive officers as a group.

Name and Address of	Shares Beneficially Owned (3)
Beneficial Owner (1) (2)	Number	Percentage
EB Nevada Inc. (4) 2215-B Renaissance Drive, Suite 5 Las Vegas, Nevada 89119	11,569,100	46.7%
Wellington Management Company, LLP (5) 75 State Street Boston, MA 02109	2,466,986	10.0%
James J. and Agnes C. Kim (4)(6)	11,829,995	47.2%
Dean S. Adler	30,001	*
Susan Y. Kim (4)(6)	11,733,685	47.0%
Louis J. Siana	15,001	*
Alfred J. Stein	3,334	*
Stanley Steinberg	32,001	*
Jeffrey W. Griffiths	173,276	*
Seth P. Levy	37,467	*
Steven R. Morgan	12,134	*
John R. Panichello (4)(6)	11,733,685	47.0%
James A. Smith	44,634	*
All directors and executive officers as a group (11 persons) (7)	773,328	3.0%

* Less than 1.0%

(1)           Unless otherwise noted, Electronics Boutique believes that all persons named in the above table have sole voting and investment power with respect to the shares beneficially owned by them.

(2)           Unless otherwise noted, the address for all beneficial owners is 931 South Matlack Street, West Chester, Pennsylvania 19382.

(3)           For purposes of this table, a person is deemed to be the “beneficial owner” of any shares that such person has the right to acquire within 60 days, including upon the exercise of stock options. For purposes of computing the percentage of outstanding shares held by each person named above on a given date, any security that such person has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4)           EB Nevada Inc. is a wholly-owned subsidiary of EB, all of the outstanding capital stock of which is owned by James J. Kim, Agnes C. Kim, the David D. Kim Trust of December 31, 1987, the John T. Kim Trust of December 31, 1987 and the Susan Y. Kim Trust of December 31, 1987. David D. Kim is the trustee of the David D. Kim Trust, Susan Y. Kim is the trustee of the Susan Y. Kim Trust, and John T. Kim is the trustee of the John T. Kim Trust (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). In addition, the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of common stock held by them, in their discretion, in concert with James J. Kim’s family. Accordingly, the trusts, together with their respective trustee and James J. and Agnes C. Kim, may be considered a “group” under Section 13(d) of the Exchange Act. This group may be deemed to have beneficial ownership of the shares owned by EB Nevada Inc.

(5)           Based on a Schedule 13G filed with the SEC by Wellington Management Company, LLP (“Wellington”) on February 10, 2005, Wellington (i) shares voting power with respect to 1,927,108 of the reported shares with certain of its clients and (ii) shares dispositive power with respect to all of the reported shares with certain of its clients.

(6)           James J. Kim and Agnes C. Kim are the parents of Susan Y. Kim. John R. Panichello and Susan Y. Kim are husband and wife.

(7)           Excludes 11,569,100 shares owned by EB Nevada Inc. that may be deemed to be beneficially owned by James J. Kim, Susan Y. Kim and John R. Panichello.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,401,115	$22.92	1,812,875

Equity compensation plans not approved by security holders	—	—	—

Total	1,401,115	$22.92	1,812,875

Item 13.  Certain Relationships and Related Transactions

On January 30, 2004, we terminated the services agreement with Game Group initially established in fiscal 1996. Under the services agreement, Game Group was responsible for the payment of management fees equal to 1.0% of Game Group’s adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group.  We had no management fee receivables as of January 29, 2005. Our management fee receivable at January 31, 2004 was $2.7 million and was included in Accounts receivable-Trade and vendors on our consolidated balance sheet.  In fiscal 2005, we performed no management services for Game Group. Management fees received from Game Group under the services agreement for fiscal 2004 and fiscal 2003 were $8.6 million and $7.4 million, respectively. As part of the agreement to terminate the services agreement, Game Group paid us $15.0 million. We received this payment in February 2004. We recognized $4.7 million of this payment as revenue earned on our consolidated statements of income for fiscal 2004. The termination agreement places restrictions on our ability to compete with Game Group in the United Kingdom and Ireland until February 2006. Certain other covenants not to compete specified in the termination agreement expired as of January 31, 2005. Based on an independent analysis performed in fiscal 2005, these covenants not to compete were determined to have a value of $10.3 million, which was recorded as deferred revenue as of January 31, 2004. In fiscal 2005, we amortized $5.8 million of this deferred revenue into income and the remaining $4.5 million will be recognized as income in fiscal 2006. Game Group was prohibited from entering the Italian and German markets until February 2005.

On November 2, 2002, we sold our BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James J. Kim, our Chairman. The transaction included the sale of all assets of the business including inventory, intellectual property and furniture, fixtures and equipment, and transitional services which were provided by us to SCAC for a six-month period after the closing for an additional $300,000. $150,000 of the fee received for transition services was earned and recognized as income in fiscal 2003 and the remaining $150,000 in fiscal 2004. The transaction was negotiated and approved by a committee of our Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business.

We have agreed to pay the legal fees and expenses of our Chairman of the Board, James J. Kim, in connection with the transactions contemplated under the merger agreement with GameStop Corp., including Mr. Kim’s legal fees and expenses incurred in connection with the preparation and filing of Mr. Kim’s notification and report forms under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (including the filing fee) and in connection with the negotiation of the Kim Group voting agreement, the non-competition agreement and the registration rights agreement.  We estimate that the legal fees and expenses in connection with the preparation and filing of Mr. Kim’s notification and report forms under the HSR Act and in connection with the negotiation of the Kim voting agreement, the non-competition agreement and the registration rights agreement will be approximately $200,000.

Item 14.  Principal Accountant Fees and Services

Registered Independent Public Accounting Firm

The Board of Directors, upon the recommendation of the Audit Committee, has appointed the firm of KPMG LLP, registered independent public accountants, to audit the books, records and accounts of Electronics Boutique and its subsidiaries for the fiscal year ending January 28, 2006, subject to ratification of this appointment by our stockholders.  KPMG LLP has served as independent accountants for Electronics Boutique and EB since fiscal 1995, and are considered well qualified.

Audit Fees

During our fiscal years 2005 and 2004, services rendered by KPMG LLP primarily consisted of auditing the consolidated financial statements, management’s assessment that we maintained effective internal control over financial reporting as of the fiscal year end and the effectiveness of our internal control over financial reporting, as well as performing quarterly reviews of the nature described in Statement on Auditing Standards No. 100, “Interim Financial Information.”

	Fiscal 2005	Fiscal 2004

Audit fees	$1,133,000	$430,000
Audit related fees (1)	124,000	55,000

Audit and audit related fees	1,257,000	485,000

Tax fees (2)	400,000	380,000
All other fees	—	—

Total fees	$1,657,000	$865,000

(1)           Audit related fees consist primarily of employee benefit plan audits and assistance with foreign statutory financial statements, financial accounting and reporting standards and consultations relating to internal controls.

(2)           Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s policy provides for pre-approval of audit, audit-related and tax services specifically prescribed by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Any decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by KPMG LLP is compatible with maintaining KPMG LLP’s independence.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The Following Documents are filed as part of this Form 10-K/A:

The list of consolidated financial statements set forth in the Index to Consolidated Financial Statements and Financial Statement Schedule on page 32 is incorporated herein by reference. Such consolidated financial statements are filed as part of this report on Form 10-K/A.

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

14.1	Code of Ethical Conduct for Officers, Directors and Associates of Electronics Boutique(11)
21.1	Subsidiaries of Electronics Boutique Holdings Corp.*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification dated May 20, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the

Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer*
31.2

Certification dated May 20, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer*

32.1

Certification dated May 20, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer*

(1)           Incorporated by reference from the applicable exhibits of Electronics Boutique’s Registration Statement on Form S-1 (Reg. No. 333-48523).

(2)           Incorporated by reference from Electronics Boutique’s Proxy on Schedule 14A dated May 28, 2004.

(3)           Incorporated by reference from Electronics Boutique’s Proxy on Schedule 14A dated June 16, 2000.

(4)           Incorporated by reference from the applicable exhibits on Electronics Boutique’s Current Report on Form 8-K dated March 14, 2005.

(5)           Incorporated by reference from the applicable exhibits to Electronics Boutique’s Annual Report on Form 10-K for the period ended February 1, 2003.

(6)           Incorporated by reference from the applicable exhibit to Electronics Boutique’s Annual Report on Form 10-K for the period ended February 3, 2001.

(7)           Incorporated by reference from the applicable exhibits to Electronics Boutique’s Current Report on Form 8-K dated October 10, 2002.

(8)           Incorporated by reference from the applicable exhibit to Electronics Boutique’s Current Report on Form 8-K dated January 30, 2004.

(9)           Incorporated by reference from the applicable exhibit to Electronics Boutique’s Quarterly Report on Form 10-Q for the period ended November 1, 2003.

(10)         Incorporated by reference from the applicable exhibit to Electronics Boutique’s Current Report on Form 8-K dated March 16, 2005.

(11)         Incorporated by reference from the applicable exhibit to Electronics Boutique’s Annual Report on Form 10-K for the period ended January 31, 2004.

*              Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONICS BOUTIQUE HOLDINGS CORP.

By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths
President and Chief Executive Officer

Date: May 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 20, 2005.

Name	Title

/s/ James J. Kim	Chairman of the Board
James J. Kim

/s/ Jeffrey W. Griffiths	President and Chief Executive Officer and Director
Jeffrey W. Griffiths	(Principal Executive Officer)

/s/ James A. Smith	Senior Vice President and Chief Financial Officer
James A. Smith	(Principal Financial and Accounting Officer)

/s/ Dean S. Adler	Director
Dean S. Adler

/s/ Susan Y. Kim	Director
Susan Y. Kim

/s/ Louis J. Siana	Director
Louis J. Siana

/s/ Stanley Steinberg	Director
Stanley Steinberg

/s/ Alfred J. Stein	Director
Alfred J. Stein

EXHIBIT INDEX

21.1	Subsidiaries of Electronics Boutique Holdings Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1

Certification dated May 20, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer

31.2

Certification dated May 20, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer

32.1

Certification dated May 20, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer