Form 10-Q
period 2005-04-30
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2005-06-09
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark  One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

At June 6, 2005, there were 24,864,741 shares of common stock outstanding.

FORM 10-Q

ELECTRONICS BOUTIQUE HOLDINGS CORP.

AND SUBSIDIARIES

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	April 30, 2005	January 29, 2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$92,752	$94,345
Marketable securities	45,225	80,950
Accounts receivable:
Trade and vendors	14,632	17,685
Other	3,224	3,585
Merchandise inventories	329,650	291,678
Deferred tax asset	9,795	9,438
Prepaid expenses and other current assets	18,849	17,955
Total current assets	514,127	515,636

Property and equipment:
Building and leasehold improvements	155,760	153,883
Furniture, fixtures and equipment	160,955	154,896
Land	8,145	8,120
Construction in progress	2,429	2,473
	327,289	319,372
Less accumulated depreciation and amortization	153,885	145,951
Net property and equipment	173,404	173,421

Goodwill and other intangible assets, net of accumulated amortization of $1,344 and $1,155	16,187	16,308
Deferred tax asset	12,474	12,433
Other non-current assets	6,876	6,402
Total assets	$723,068	$724,200

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$236,098	$228,825
Accrued expenses	94,150	99,939
Income taxes payable	2,110	11,450
Total current liabilities	332,358	340,214

Deferred rent and other long-term liabilities	33,277	32,518
Total liabilities	365,635	372,732

Stockholders’ equity:
Preferred stock – authorized 25,000 shares; $.01 par value; no shares issued and outstanding at April 30, 2005 and January 29, 2005	—	—
Common stock – authorized 100,000 shares; $.01 par value; 27,568 shares issued and 24,783 shares outstanding at April 30, 2005; 27,433 shares issued and 24,648 shares outstanding at January 29, 2005	276	274
Treasury stock – 2,785 shares at April 30, 2005 and January 29, 2005, at cost	(66,132)	(66,132)
Additional paid-in capital	210,638	206,503
Accumulated other comprehensive income	6,031	6,980
Retained earnings	206,620	203,843

Total stockholders’ equity	357,433	351,468

Total liabilities and stockholders’ equity	$723,068	$724,200

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Thirteen weeks ended
	April 30, 2005	May 1, 2004

Net sales	$505,961	$370,964
Management fees	1,124	1,461
Total revenues	507,085	372,425

Cost of goods sold	374,360	271,154

Gross profit	132,725	101,271

Costs and expenses:
Selling, general and administrative expense	118,502	88,525
Depreciation and amortization	10,802	8,361

Operating income	3,421	4,385
Interest income, net	917	452

Income before income tax expense	4,338	4,837
Income tax expense	1,561	1,791

Net income	$2,777	$3,046

Net income per share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12

Weighted average shares outstanding:
Basic	24,696	24,526
Diluted	25,079	24,913

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
Cash flows from operating activities:
Net income	$2,777	$3,046
Adjustments to reconcile net income to cash used in operating activities:
Depreciation of property and equipment	10,592	8,270
Amortization of other assets	210	91
Loss on disposal of property and equipment	324	459
Deferred taxes	(459)	64
Foreign currency transaction loss (gain)	141	(121)
Management fee amortization from termination agreement	(1,124)	(1,461)
Changes in assets and liabilities:
Accounts receivable	3,335	26,853
Merchandise inventories	(38,742)	(14,182)
Prepaid expenses	(949)	685
Other non-current assets	(811)	(1,316)
Accounts payable	7,862	(53,404)
Accrued expenses	(4,506)	(6,886)
Income taxes payable	(8,259)	(10,930)
Deferred rent and other long-term liabilities	772	(702)
Net cash used in operating activities	(28,837)	(49,534)
Cash flows from investing activities:
Purchases of property and equipment	(11,414)	(9,908)
Proceeds from disposition of assets	5	44
Purchases of marketable securities	(52,075)	(14,175)
Sales of marketable securities	87,800	54,880
Net cash provided by investing activities	24,316	30,841
Cash flows from financing activities:
Proceeds from exercise of stock options	2,850	1,332
Repurchase of common stock	—	(17,220)
Proceeds from issuance of common stock	182	164
Other financing activities	—	163
Net cash provided by (used in) financing activities	3,032	(15,561)

Effects of exchange rates on cash	(104)	(719)

Net decrease in cash and cash equivalents	(1,593)	(34,973)
Cash and cash equivalents, beginning of period	94,345	97,793
Cash and cash equivalents, end of period	$92,752	$62,820

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15	$5
Income taxes	10,316	12,666

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005 contained in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”). Operating results for the thirteen week period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2006.

Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

 The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding (amounts in thousands):

	Thirteen weeks ended
	April 30, 2005	May 1, 2004

Weighted average shares outstanding—basic	24,696	24,526
Dilutive effect of stock options	383	387

Weighted average shares outstanding—diluted	25,079	24,913

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

In October 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act provides for a one-time deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated. The deduction can be taken in either the company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment and is subject to a number of limitations. The Company is currently in the process of determining the amount of foreign earnings it plans to repatriate and the impact on its consolidated financial statements.

(4)  Marketable Securities

The Company invests in auction rate securities as part of its cash management strategy. In the first quarter of fiscal 2006, the Company concluded that it was appropriate to classify its holdings of auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as marketable securities in its consolidated balance sheets. The Company has also made corresponding adjustments to its consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations in the Company’s consolidated statements of cash flows or its previously reported consolidated statements of income for any period. As of April 30, 2005 and January 29, 2005, the Company held $45.2 million and $81.0 million, respectively, of these auction rate securities.

The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company has classified all investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

(5)   Debt

The Company has available a revolving credit facility with Fleet Retail Group for maximum borrowings of $50.0 million. As of April 30, 2005, there were no outstanding borrowings on this facility.

(6)   Comprehensive Income

Comprehensive income is computed as follows (amounts in thousands):

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
Net income	$2,777	$3,046
Foreign currency translations	(1,185)	(4,098)
Hedging activities	236	1,156
Comprehensive income	$1,828	$104

Losses on foreign currency translations are a result of the Company’s investment in its foreign subsidiaries in Australia, Canada, Denmark, Germany, Italy, Norway, South Korea and Sweden. Gains on hedging activities are primarily the result of foreign exchange forward contracts and cross currency swap agreements the Company has entered into to protect its investments in its European subsidiaries from foreign currency fluctuations. The net impact of these activities is primarily the result of the Company’s investments in its international subsidiaries that have not been hedged.

(7)   Goodwill and Other Intangible Assets

The following tables show the intangible assets and goodwill as of April 30, 2005 and January 29, 2005 (amounts in thousands):

Amortizable Intangible Assets

	April 30, 2005		January 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Key Money	$3,998	$1,334	$3,761	$1,145
Other	10	10	10	10
Total Intangible Assets	$4,008	$1,344	$3,771	$1,155

Key money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

Aggregate Amortization Expense

Thirteen weeks ended April 30, 2005	$210

Thirteen weeks ended May 1, 2004	$91

Goodwill

The change in carrying amount of goodwill for the thirteen weeks ended April 30, 2005 is as follows (amounts in thousands):

Balance as of January 29, 2005	$13,692
Foreign exchange fluctuations	(169)
Balance as of April 30, 2005	$13,523

(8)  Game Group Services Agreement

On January 30, 2004, the Company terminated the services agreement with Game Group initially established in fiscal 1996. Under the services agreement, Game Group was responsible for the payment of management fees equal to 1.0% of Game Group’s adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. As part of the agreement to terminate the services agreement, Game Group agreed to pay the Company $15.0 million which was received in February 2004. The termination agreement places restrictions on the Company’s ability to compete with Game Group in the United Kingdom and Ireland until February 2006. Certain other covenants not to compete specified in the termination agreement expired as of January 31, 2005. Based on an independent analysis performed in fiscal 2005, these covenants not to compete were determined to have a value of $10.3 million, which was recorded as deferred revenue at January 31, 2004. As of April 30, 2005 and January 29, 2005, $3.4 million and $4.5 million, respectively, was still recorded as deferred revenue within “Accrued expenses” on the Company’s consolidated balance sheets. For the thirteen weeks ended April 30, 2005 and May 1, 2004, $1.1 million and $1.5 million, respectively, of this deferred revenue was recognized as management fee income.

(9)  Related Party Transactions

On November 2, 2002, the Company sold its BC Sports Collectibles business to Sports Collectibles Acquisition Corporation (“SCAC”) for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James J. Kim, the Company’s Chairman. The transaction was negotiated and approved by a committee of the Company’s Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business. As of April 30, 2005, each of the BC store leases had been assigned to SCAC. As the Company remains contingently liable for these leases, Mr. Kim has agreed to indemnify the Company against any liabilities associated with these leases.

On April 18, 2005, the Company entered into a definitive agreement and plan of merger with GameStop Corp. The merger agreement is subject to both regulatory and stockholder approval. The Company has agreed to pay the legal fees and expenses of its Chairman, James J. Kim, in connection with the transactions contemplated under the merger agreement, including Mr. Kim’s legal fees and expenses incurred in connection with the preparation and filing of Mr. Kim’s notification and report forms under the Hart-Scott Rodino Antitrust Improvement Act of 1976 and in connection with the negotiation of the Kim Group voting agreement, non-competition agreement and the registration rights agreement. The Company estimates these legal fees and expenses to be approximately $200,000.

(10)  Stock-Based Employee Compensation

The Company accounts for its employee stock options and purchase plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	(Amounts in thousands, except per share amounts) Thirteen weeks ended
	April 30, 2005	May 1, 2004
Net income, as reported	$2,777	$3,046
Less: total stock-based employee compensation, net of income tax	619	963
Pro forma net income	$2,158	$2,083

Net income per share:
Basic – as reported	$0.11	$0.12
Diluted – as reported	$0.11	$0.12

Basic – pro forma	$0.09	$0.08
Diluted – pro forma	$0.09	$0.08

(11) Stock Buy-Back Program

In May 2003, the Company’s Board of Directors approved a program to repurchase up to 1.5 million shares of its outstanding common stock. During fiscal 2004, the Company completed the program and repurchased 1.5 million shares of common stock at a weighted average cost, including broker commissions, of $21.18 per share. Cash expenditures to complete the stock buy-back totaled $31.8 million.

In November 2003, the Company announced that its Board of Directors approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock. As of April 30, 2005, the Company had repurchased 1.3 million shares of common stock at a weighted average cost, including broker commissions, of $26.75 per share. Cash expenditures for these stock repurchases totaled $34.4 million. During the thirteen weeks ended April 30, 2005, the Company made no additional stock repurchases.

(12) Subsequent Events

On May 25, 2005, the Company closed on a 10-year, $9.5 million mortgage agreement collateralized by the Company’s new 315,000 square foot distribution facility in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum.

On May 31, 2005, the Company completed the acquisition of Jump Ordenadores S.L.U. (“Jump”), a privately-held retailer based in Valencia, Spain. Jump operates 133 stores located primarily in central business districts throughout Spain.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. As of April 30, 2005, we operated a total of 2,071 stores in the United States, Australia, Canada, Denmark, Germany, Italy, New Zealand, Norway, Puerto Rico and Sweden, primarily under the names EB Games and Electronics Boutique. In addition, we operated a commercial website under the URL address www.ebgames.com. We operate in the interactive entertainment industry and are headquartered in West Chester, Pennsylvania. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

On April 18, 2005, we entered into a definitive agreement and plan of merger with GameStop Corp. that will create a leading video game retailer with over 4,000 stores worldwide. The transaction is subject to certain regulatory and shareholder approvals and is currently expected to be completed in the third quarter of fiscal 2006. We will continue to operate under our normal course of business until the merger is completed.

During the first quarter of fiscal 2006, we experienced significant sales growth, primarily the result of increased hardware sales led by Sony’s PS2 and the Nintendo DS, as well as the recently launched Sony PSP portable gaming system. In addition, sales of software titles increased by 30.4% over the prior year period. Among the titles contributing to this increase were Gran Turismo 4, God of War, World of Warcraft, MVP Baseball 2005 and Splinter Cell Chaos Theory. Our pre-played business for both software and hardware continues to experience strong sales growth, and our increased presence in domestic strip-center locations has been one of the contributing factors to this growth. As of the end of the quarter, the ongoing re-branding of our stores is nearly complete, as approximately 90% of our store base now operates under the EB Games name. Our international presence continues to strengthen and will be further enhanced by our recently announced acquisition of Jump, a privately-held retailer of PCs and other consumer electronics based in Valencia, Spain. Jump operates 133 stores located in central business districts throughout Spain. According to International Development Group, Spain is the fourth largest market in Europe for video games. The acquisition was completed on May 31, 2005.

Our success has been, and will continue to be, contingent upon our ability to understand trends in our industry and to manage our business in response to these trends. For example, the interactive entertainment industry is cyclical as new technology is generally introduced every four to five years. In prior cycles, we have achieved strong market share in the first few years of the cycle and then experienced subsequent declines as product prices fell and mass market retailers attracted consumers at the latter part of the cycle. Beginning in fiscal 2001, we implemented a strategy to retain market share and expand our business through the opening of strip-center stores, which we believe attract the value conscious consumers that previously shopped through the mass market retail channel. Additionally, to increase profitability in all of our locations, we continue to focus on expanding our pre-played business and new ways to drive sales of new titles. Our success is dependent upon our ability to continue to grow the business in a profitable manner.

Management reviews several key indicators to evaluate our performance in achieving profit and sales growth. Sales growth is evaluated by measuring contributions generated from new store expansion and changes in comparable store sales. In addition, we measure our sales performance by analyzing changes in our market share relative to the overall industry. Gross margin is monitored for the impact of product mix as well as inventory obsolescence and losses. Product mix shifts throughout each industry cycle with lower margin hardware sales declining as a percentage of total sales while higher margin software sales increase. A prime driver of this shift has been the continual growth of the installed hardware base, which has increased to approximately 82 million units in the United States as of the end of the first quarter of fiscal 2006. At the end of the first quarter of fiscal 2005, the installed hardware base in the United States was approximately 61 million units.

Excluding the Jump acquisition, we plan to open approximately 300 additional stores prior to the end of the current fiscal year, with approximately half of these stores expected to be located in strip-centers in North America. The remaining stores will be predominantly based in Europe. We continue to anticipate funding our store expansion with cash on hand and cash generated from operations. We anticipate the release of the new Xbox 360 and related software titles during this year’s holiday season. Among new software titles expected to be made available later this year are Grand Theft Auto San Andreas for Xbox, Madden for all platforms, Legend of Zelda: Twilight Princess for Game Cube, and Nintendogs for the Nintendo DS.

Results of operations

The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
Net sales	99.8%	99.6%
Management fees	0.2	0.4
Total revenues	100.0	100.0
Cost of goods sold	73.8	72.8
Gross profit	26.2	27.2
Selling, general and administrative expense	23.4	23.8
Depreciation and amortization	2.1	2.2
Operating income	0.7	1.2
Interest income, net	0.1	0.1
Income before income tax expense	0.8	1.3
Income tax expense	0.3	0.5
Net income	0.5%	0.8%

Thirteen weeks ended April 30, 2005 compared to thirteen weeks ended May 1, 2004

Net sales increased by 36.4% from $371.0 million in the thirteen weeks ended May 1, 2004 to $506.0 million in the thirteen weeks ended April 30, 2005. The increase in net sales was primarily due to the sales volume of $72.8 million resulting from 481 new stores opened since May 1, 2004, a 14.5%, or $52.9 million, increase in comparable store sales and additional sales volume of approximately $10.3 million for stores opened during the thirteen weeks ended May 1, 2004. The increase in comparable store sales was due to both strong hardware sales, particularly the PSP and PS2, and software sales, with best-selling titles such as Gran Turismo 4, God of War, World of Warcraft, MVP Baseball 2005 and Splinter Cell Chaos Theory.

Management fees decreased from $1.5 million in the thirteen weeks ended May 1, 2004 to $1.1 million in the thirteen weeks ended April 30, 2005. Both the $1.5 million in the thirteen weeks ended May 1, 2004 and the $1.1 million in the thirteen weeks ended April 30, 2005 consisted of the recognition of management fee income previously deferred as part of the termination of the services agreement with Game Group.

Cost of goods sold increased by 38.1% from $271.2 million in the thirteen weeks ended May 1, 2004 to $374.4 million in the thirteen weeks ended April 30, 2005. As a percentage of net sales, cost of goods sold increased from 73.1% in the thirteen weeks ended May 1, 2004 to 74.0% in the thirteen weeks ended April 30, 2005. This increase, as a percentage of net sales, was primarily due to the significant increase in hardware sales, which generally have lower margins than software products, offset, in part, by a decrease in freight expense, as a percentage of net sales. Cost of goods sold does not include purchasing and distribution center operating expenses of approximately $5.5 million in the thirteen weeks ended April 30, 2005 and $4.8 million in the thirteen weeks ended May 1, 2004, which are included in selling, general and administrative expense. Accordingly, our cost of goods sold may not be comparable to the cost of goods sold of other retailers.

Selling, general and administrative expense increased by 33.9% from $88.5 million in the thirteen weeks ended May 1, 2004 to $118.5 million in the thirteen weeks ended April 30, 2005. This increase was primarily due to expenses associated with the larger domestic and international store base and the associated increases in store expense of $23.4 million and headquarter expense of $3.8 million, coupled with expenses of $1.5 million associated with the pending merger with GameStop. As a percentage of total revenues, selling, general and administrative expense decreased from 23.8% in the thirteen weeks ended May 1, 2004 to 23.4% in the thirteen weeks ended April 30, 2005. This decrease is primarily due to the increase in comparable store sales of 14.5%, offset, in part, by expenses associated with an additional 481 stores opened since May 1, 2004 and the expenses associated with the pending merger with GameStop.

Depreciation and amortization expense increased by 29.2% from $8.4 million in the thirteen weeks ended May 1, 2004 to $10.8 million in the thirteen weeks ended April 30, 2005. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and the remodeling of existing stores. As a percentage of total revenues, depreciation and amortization expense decreased from 2.2% in the thirteen weeks ended May 1, 2004 to 2.1% in the thirteen weeks ended April 30, 2005.

Income tax expense decreased from $1.8 million in the thirteen weeks ended May 1, 2004 to $1.6 million in the thirteen weeks ended April 30, 2005. As a percentage of income before income tax expense, income tax expense decreased from 37.0% in the thirteen weeks ended May 1, 2004 to 36.0% in the thirteen weeks ended April 30, 2005. Our effective tax rate decreased from the prior year principally as a result of an increase in operations in foreign jurisdictions that have lower tax rates than the United States. The reduction in the effective tax rate was not affected by the recently enacted American Jobs Creation Act.

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

Liquidity and capital resources

We have historically financed operations primarily through cash generated from operations and funds available under our credit facility. We expect capital expenditures to be approximately $63 million during the remainder of fiscal 2006. Expenditures for the remainder of fiscal 2006 will include the opening of approximately 300 additional new stores, remodeling of existing stores, capital additions at our corporate headquarters and the relocation of our distribution centers in Italy and Germany to accommodate our continued growth in those markets.

The $28.8 million of cash used in operations in the thirteen weeks ended April 30, 2005 was primarily the result of an increase in merchandise inventories, net of payables, of $30.9 million, and a decrease in income taxes payable and accrued expenses of $8.3 million and $4.5 million, respectively, offset, in part, by $12.5 million in net income and non-cash related charges to net income. The increase in merchandise inventories, net of payables, was due to an increase in our store base. The decrease in income taxes payable and accrued expenses was due primarily to payments of obligations arising from fourth quarter seasonal activity. The $49.5 million of cash used in operations in the thirteen weeks ended May 1, 2004 was primarily the result of a decrease in accounts payable and income taxes payable of $53.4 million and $10.9 million, respectively, and an increase in merchandise inventories of $14.2 million, offset, in part, by a decrease in accounts receivable of $26.9 million. The decrease in accounts payable and income taxes payable was due to payments of obligations arising from fourth quarter seasonal activity. The increase in merchandise inventories was due to an increased store base. The decrease in accounts receivable was primarily due to the receipt of $15.0 million as part of the termination of the services agreement with Game Group and normal seasonal fluctuations.

We made capital expenditures of $11.4 million in the thirteen weeks ended April 30, 2005 and $9.9 million in the thirteen weeks ended May 1, 2004 primarily to open new stores, continue our re-branding of existing stores and to remodel, furnish and equip existing stores, our corporate headquarters and distribution centers.

At April 30, 2005, we had no borrowings under our $50.0 million revolving credit facility with Fleet Retail Group.

In November 2003, we announced that our Board of Directors approved a program to repurchase up to 2.0 million additional shares of our outstanding common stock. As of April 30, 2005, we had repurchased 1.3 million shares of common stock at a weighted average cost, including broker commissions, of $26.75 per share. Cash expenditures for these stock repurchases during the thirteen-week periods ended April 30, 2005 and May 1, 2004 were $0 and $17.2 million, respectively.

On April 18, 2005, we entered into a definitive agreement and plan of merger with GameStop Corp. This transaction is subject to certain regulatory and shareholder approvals and is currently expected to close in the third quarter of fiscal 2006. In the first quarter of fiscal 2006, we incurred costs related to this transaction in the amount of $1.5 million. This transaction will continue to generate significant professional fee costs.

On May 25, 2005, we closed on a 10-year, $9.5 million mortgage agreement collateralized by our new 315,000 square foot distribution facility in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum.

On May 31, 2005, we completed the acquisition of Jump, a privately-held retailer based in Valencia, Spain. Jump operates 133 stores located primarily in central business districts throughout Spain. This acquisition was funded with cash on hand.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. It applies to all stock-based compensation transactions in which a company acquires services from employees by issuing share-based payments, to be recognized at their fair values on the consolidated statement of income. The fair value of the stock-based compensation will be recognized over the employee’s service period. Additionally, SFAS No. 123(R) requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as currently required. In April 2005, the SEC amended the effective dates for SFAS No. 123(R). In accordance with the amended effective dates, we will adopt the provisions of SFAS No. 123(R) in the first quarter of our fiscal year ended February 3, 2007. We are currently evaluating the impact the adoption of SFAS No. 123(R) will have on our consolidated financial statements for our fiscal year ended February 3, 2007.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies terminology used in FASB No. 143, “Accounting for Asset Retirement Obligations,” and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective for fiscal years beginning after December 15, 2005. We are currently evaluating the impact the adoption of FIN 47 will have on our consolidated financial statements or results of operations.

Impact of inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of April 30, 2005, and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of fiscal 2006, our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a -15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•      the impact of the pending merger with GameStop;

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

•      our ability to complete and integrate future acquisitions, including Jump;

•      the risks involved with our international operations; and

•      our ability to recruit and retain skilled personnel.

For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading “Risk Factors” in Item 1 of our most recent Annual Report on Form 10-K/A. The forward-looking statements made in this report are made only as of the date of publication (June 2005) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II.   Other Information

Item 1.    Legal Proceedings

On December 3, 2003, a subsidiary of the Company was served with a complaint in a proposed class action suit entitled “Chalmers v. Electronics Boutique of America Inc.” in the California Superior Court in Los Angeles County. The suit alleged that Electronics Boutique of America Inc. improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and sought recovery of wages for overtime hours worked and related relief. In December 2004, the court approved a final settlement in the amount of $950,000. An accrual for settlement costs was recorded in fiscal 2004 and payments were made against this accrual in the first quarter of fiscal 2006. Consequently, these payments had no material impact on the Company’s results of operations or financial condition for the thirteen week period ended April 30, 2005.

On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of Electronics Boutique in the U.S. District Court for the Western District of New York. Mr. Diaz claims to represent a group of current and former employees to whom Electronics Boutique of America Inc. allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and New York law. The plaintiff moved to conditionally certify a group of similarly situated individuals under the FLSA and in March 2005, there was a hearing on this motion. In March 2005, the plaintiff filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. Also, in March 2005, the Company filed a motion to dismiss the New York state law claims. The Company intends to vigorously defend this action. At this stage of the matter, it is not possible to predict the outcome of this matter.

In the opinion of management and except as described above, no pending proceedings could have a material adverse effect on the Company’s results of operations or financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In November 2003, the Company’s Board of Directors approved a program to repurchase up to 2.0 million shares of its common stock. Under this buy-back program, the Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and subject to market conditions. The Company did not repurchase any shares of its common stock during the first quarter of fiscal 2006. As of April 30, 2005, 715,365 shares are available to be purchased under this program. This program does not have an expiration date.

Item 6.  Exhibits

a.             Exhibits:

31.1         Certification dated June 9, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2         Certification dated June 9, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1         Certification dated June 9, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electronics Boutique Holdings Corp.
(Registrant)

Date:	June 9, 2005	By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths
President and Chief
Executive Officer
(Principal Executive Officer)

Date:	June 9, 2005	By:	/s/ James A. Smith
James A. Smith
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1

Certification dated June 9, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated June 9, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1

Certification dated June 9, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.