Form 10-K/A
period 2005-01-29
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2005-09-02
CIK 1057746

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

        At August 26, 2005, there were 25,383,744 shares of common stock issued and outstanding.

Explanatory Note

        We are filing this Amendment No. 2 to our Annual Report on Form 10-K/A ("Amendment No. 2") for the fiscal year ended January 29, 2005. The Annual Report on Form 10-K was originally filed on April 7, 2005 (the "Original Filing"). The Annual Report on Form 10-K/A was subsequently filed on May 20, 2005 ("Amendment No. 1") to include the information required by Part III of Form 10-K. Amendment No. 1 sets forth the Original Filing in its entirety.

        For the convenience of the reader, Amendment No. 2 sets forth Amendment No. 1 in its entirety.

        Amendment No. 2 is being filed to revise the following sections:

Item 1. Business, Products	Disclosure under "Pre-played software and pre-played video game hardware"
Item 1. Business, Products	Table representing the sales by significant product category for the periods indicated
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Disclosure under "Change in Accounting Principle" Table representing net sales and gross profit by significant product category for the periods indicated and related disclosure under "Fiscal 2005 compared to Fiscal 2004" and "Fiscal 2004 compared to Fiscal 2003"
Item 7. Liquidity and Capital Resources	Disclosure in Contractual Obligations table Disclosure under "Off-Balance Sheet Arrangements"
Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004	Cash and cash equivalents and Marketable securities
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2005, January 31, 2004 and February 1, 2003	Proceeds from sales of marketable securities, Purchases of marketable securities, Net cash (used in) provided by investing activities, Net increase (decrease) in cash and cash equivalents, Cash and cash equivalents, beginning of year and Cash and cash equivalents, end of year.
Consolidated Financial Statements and Financial Statement Schedule
Note 1—Organization and Summary of Significant Accounting Policies	Disclosure under "Vendor Programs," "Marketable Securities" and "Gift Certificates"
Note 2—Change in Accounting Principle	Disclosure relating to vendor allowances as a reduction in cost of goods sold

        Except as described above, no other information in the Original Filing or Amendment No. 1 is amended hereby. This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or Amendment No. 1 or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing and Amendment No. 1, including any amendments to those filings. In addition, Item 15 of Part IV of Amendment No. 2 has been amended to contain an updated consent of our independent registered public account firm and, pursuant to the Rules of the SEC, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm and certifications of our Chief Executive Officer and Chief Financial Officer are attached to Amendment No. 2 as Exhibits 23.1, 31.1, 31.2 and 32.1, respectively.

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

        Video games.    In 2004, domestic retail sales of video game software and hardware systems reached approximately $8.7 billion, down slightly from the prior year, according to data provided by NPD. The current generation of console hardware technology, including Sony's PlayStation 2, Microsoft's Xbox and Nintendo's GameCube, has been on the market approximately four years. The installed base of these systems grew to 47.9 million units in 2004 with corresponding software sales exceeding $5.1 billion, representing 11% growth over the prior year. This growth was lead by the release of the two largest title launches in the history of the industry, "Grand Theft Auto: San Andreas" from Take-Two Interactive Software, Inc. for the PlayStation 2 and "Halo 2" from Microsoft for the Xbox. In addition, accessory sales for the three consoles grew 2% in 2004 to $1.0 billion.

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

        Pre-played software and pre-played video game hardware.    As a result of the proliferation of new titles and the tendency of gamers to seek new game challenges after mastering a particular title, a growing market for pre-played software has evolved. Also, with changes in hardware technology and a growing desire to own multiple gaming systems, a market for pre-played hardware has developed. Our primary source for pre-played products is from walk-in customers. We allow customers to trade in and purchase pre-played games and hardware in our stores. In return for a trade-in, customers can receive a store credit, which can be applied towards the purchase of new or pre-played products, or they can receive cash.

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

        The following table represents the net sales contributed by each significant product category during fiscal 2005, fiscal 2004 and fiscal 2003:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
New video game hardware	12.7%	15.0%	16.8%
New video game software	45.0	44.0	40.4
Pre-played products	21.2	19.0	16.2
Other(1)	21.1	22.0	26.6

Total	100.0%	100.0%	100.0%

(1)
The "Other" category includes PC software, accessories and related products.

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

        Mr. Levy has served as Senior Vice President Logistics, Chief Information Officer and the President of EB Games Online since June 2001. From March 1999 to June 2001, Mr. Levy served as Senior Vice President, Chief Information Officer and the President of EB Games Online. From February 997 to March 999, Mr. Levy served as the Vice President and Chief Information Officer. From 1991 to February 1997, Mr. Levy served as the Director of System Development for the May Merchandising and May Department Stores International divisions of May Department Stores.

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

Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
	(Amounts in thousands, except per share data and operating data)
Statement of Income Data:
Net sales	$1,983,537	$1,588,406	$1,309,226	$1,059,338	$802,851
Management fees(1)	5,845	13,375	7,553	5,889	4,425

Total revenues	1,989,382	1,601,781	1,316,779	1,065,227	807,276
Cost of goods sold	1,450,205	1,174,429	971,204	826,599	626,939

Gross profit	539,177	427,352	345,575	238,628	180,337
Selling, general and administrative expense(2)	422,374	327,260	266,729	178,928	144,082
Restructuring and asset impairment (reversal) charge(3)	—	—	(2,611)	12,638	—
Depreciation and amortization	37,473	29,211	23,361	20,286	16,239

Operating income	79,330	70,881	58,096	26,776	20,016
Other income	—	—	—	—	1,550
Interest income, net	2,350	1,751	1,677	1,884	3,096

Income before income tax expense and cumulative effect of change in accounting principle	81,680	72,632	59,773	28,660	24,662
Income tax expense	29,393	26,903	22,373	10,948	9,791

Income before cumulative effect of change in accounting principle	52,287	45,729	37,400	17,712	14,871
Cumulative effect of change in accounting principle, net of tax(4)	—	—	(4,773)	—	—

Net income(2)	$52,287	$45,729	$32,627	$17,712	$14,871

Income per share before cumulative effect of change in accounting principle:
Basic	$2.16	$1.82	$1.44	$0.74	$0.67

Diluted	$2.13	$1.80	$1.42	$0.73	$0.66

Per share cumulative effect of change in accounting principle:
Basic			$(0.18)

Diluted			$(0.18)

Net income per share:
Basic	$2.16	$1.82	$1.26	$0.74	$0.67

Diluted	$2.13	$1.80	$1.24	$0.73	$0.66

Weighted average shares outstanding:
Basic	24,159	25,114	25,833	23,868	22,254

Diluted	24,547	25,415	26,247	24,230	22,466

Operating Data:(5) (unaudited)
Stores open at end of year	1,977	1,528	1,145	937	737
Comparable store sales increase (decrease)(6)	3.1%	0.0%	8.3%	20.8%	(4.5)%

	As of
	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Balance Sheet Data:
Working capital	$175,422	$163,422	$144,363	$121,446	$30,133
Total assets	724,200	643,932	527,305	429,649	270,493
Long-term debt	—	—	—	143	—
Total liabilities	372,732	339,952	252,805	192,489	139,273
Total stockholders' equity	351,468	303,980	274,500	237,160	131,220

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

        Prior to our adoption of Issue 02-16, we recognized all vendor advertising allowances as an offset to selling, general and administrative expense. These allowances exceeded the specific, incremental costs of the advertising and promotional events conducted by us. The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expense. These other operating expenses, which were incurred to support advertising and promotional expenses, included: marketing and merchandising department expenses to develop, promote and manage the events; direct store and store supervisory payroll expenses to implement, manage and monitor the events; distribution expenses associated with receiving and shipping of materials necessary for the events; and corporate expenses related to the design, production and maintenance of Internet advertising events. In fiscal 2005, fiscal 2004 and fiscal 2003, we recorded vendor advertising allowances as a reduction in cost of goods sold in the amount of $52.0 million, $49.4 million and $42.9 million, respectively. In fiscal 2005, fiscal 2004 and fiscal 2003, we recorded vendor advertising allowances as a reduction of selling, general and administrative expense in the amount of $19.3 million, $13.7 million and $8.8 million, respectively.

        As of January 29, 2005 and January 31, 2004, $10.2 million and $10.8 million, respectively, of our vendor advertising allowances have been recorded as a reduction of inventory.

        We believe that our advertising programs are effective and generate customer interest and traffic to our retail stores and Internet site. It is unlikely that we would continue to incur the same level of advertising expense without this vendor support. We believe that revenues would be adversely affected by a reduction in vendor allowances, but we are unable to quantify the impact that a reduction in vendor allowances would have on our revenues.

Results of Operations

        The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net sales	99.7%	99.2%	99.4%
Management fees	0.3	0.8	0.6

Total revenues	100.0	100.0	100.0
Cost of goods sold	72.9	73.3	73.8

Gross profit	27.1	26.7	26.2
Selling, general and administrative expense	21.2	20.5	20.2
Restructuring and asset impairment reversal	—	—	(0.2)
Depreciation and amortization	1.9	1.8	1.8

Operating income	4.0	4.4	4.4
Interest income, net	0.1	0.1	0.1

Income before income tax expense and cumulative effect of change in accounting principle	4.1	4.5	4.5
Income tax expense	1.5	1.6	1.7

Income before cumulative effect of change in accounting principle	2.6	2.9	2.8
Cumulative effect of change in accounting principle, net of tax	—	—	(0.3)

Net income	2.6%	2.9%	2.5%

        The following table sets forth net sales by significant product category for the periods indicated (amounts in thousands):

Net sales:	Fiscal 2005		Fiscal 2004		Fiscal 2003
New video game hardware	$251,355	12.7%	$238,081	15.0%	$220,047	16.8%
New video game software	893,526	45.0%	698,294	44.0%	528,539	40.4%
Pre-played products	419,859	21.2%	301,300	19.0%	212,491	16.2%
Other(1)	418,797	21.1%	350,731	22.0%	348,149	26.6%

Total	$1,983,537	100.0%	$1,588,406	100.0%	$1,309,226	100.0%

        The following table sets forth gross profit and gross profit percentages to net sales by significant product category for the periods indicated (amounts in thousands):

Gross profit:	Fiscal 2005		Fiscal 2004		Fiscal 2003
New video game hardware	$14,890	5.9%	$12,621	5.3%	$9,918	4.5%
New video game software	191,470	21.4%	153,384	22.0%	122,573	23.2%
Pre-played products	186,147	44.3%	130,588	43.3%	93,316	43.9%
Other(1)	140,825	33.6%	117,384	33.5%	112,215	32.2%

Total	$533,332	26.9%	$413,977	26.1%	$338,022	25.8%

(1)
"Other" category includes PC software, accessories and related products.

Fiscal 2005 Compared to Fiscal 2004

        Net sales increased $395.1 million or 24.9% from $1,588.4 million in fiscal 2004 to $1,983.5 million in fiscal 2005. The increase in net sales was primarily attributable to the sales volume of approximately $182.8 million resulting from 479 new stores opened during fiscal 2005, coupled with the additional sales volume of approximately $142.5 million for non-comparable stores opened during fiscal 2004, a 3.1%, or $49.3 million, increase in comparable store sales and a favorable foreign currency exchange rate impact of $30.9 million on comparable store sales in fiscal 2005. The increase in overall comparable store sales in fiscal 2005 was due to a stronger new release schedule of software titles, including top-sellers Halo 2 and Grand Theft Auto: San Andreas.

        New video game software sales increased $195.2 million or 28.0% from $698.3 million in fiscal 2004 to $893.5 million in fiscal 2005. As a percentage of net sales, new video game software increased from 44.0% in fiscal 2004 to 45.0% in fiscal 2005. This increase was due to the stronger new release schedule discussed above. New video game hardware sales increased $13.3 million or 5.6% from $238.1 million in fiscal 2004 to $251.4 million in fiscal 2005. As a percentage of net sales, new video game hardware decreased from 15.0% in fiscal 2004 to 12.7% in fiscal 2005. The decline in new video game hardware sales as a percentage of net sales was the result of declining unit price points and vendor related hardware shortages throughout fiscal 2005. Pre-played product sales increased $118.6 million or 39.3% from $301.3 million in fiscal 2004 to $419.9 million in fiscal 2005. As a percentage of net sales, pre-played product increased from 19.0% in fiscal 2004 to 21.2% in fiscal 2005. The growth in pre-played products was due to an increase in strip center store locations and continued promotion and focus of this category within our overall store base. Other product sales increased $68.1 million or 19.4% from $350.7 million in fiscal 2004 to $418.8 million in fiscal 2005. This increase was primarily due to increased sales of software and accessory warranties. As a percentage of net sales, other product sales decreased from 22.0% in fiscal 2004 to 21.1% in fiscal 2005.

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

        Cost of goods sold increased $275.8 million or 23.5% from $1,174.4 million in fiscal 2004 to $1,450.2 million in fiscal 2005. As a percentage of net sales, cost of goods sold decreased from 73.9% in fiscal 2004 to 73.1% in fiscal 2005.

        Gross profit on net sales increased $119.3 million or 28.8% from $414.0 million in fiscal 2004 to $533.3 million in fiscal 2005. As a percentage of net sales, gross profit increased from 26.1% in fiscal 2004 to 26.9% in fiscal 2005. This increase, as a percentage of net sales, was primarily due to the shift in business from lower-margin new video game hardware products to higher-margin pre-played and new video game software products, partially offset, by a decrease, as a percentage of net sales, in vendor allowances recognized in cost of goods sold. The determination of gross profit does not include purchasing and distribution center operating expenses of approximately $17.6 million in fiscal 2004 and $21.9 million in fiscal 2005, which are included in selling, general and administrative expense. Accordingly, our gross profit may not be comparable to the gross profit of other retailers.

        Gross profit as a percentage of net sales of new video game software decreased from 22.0% in fiscal 2004 to 21.4% in fiscal 2005. The decrease was primarily due to continuing decreases in margin rates of new release titles. Gross profit as a percentage of net sales of new video game hardware increased from 5.3% in fiscal 2004 to 5.9% in fiscal 2005. This increase was due to changes in hardware product mix and declines in unit pricing throughout the product's life cycle. Gross profit as a percentage of net sales of pre-played product increased from 43.3% in fiscal 2004 to 44.3% in fiscal 2005. This increase was due to an increased level of higher quality pre-played products due to the strong new video game release schedule during the year and a continuing effort to monitor product margin rates. Gross profit as a percentage of net sales of other product remained comparable from fiscal 2004 to fiscal 2005.

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

Fiscal 2004 Compared to Fiscal 2003

        Net sales increased $279.2 million or 21.3% from $1,309.2 million in fiscal 2003 to $1,588.4 million in fiscal 2004. The increase in net sales was primarily attributable to the sales volume of approximately $138.6 million resulting from 399 new stores opened during fiscal 2004, coupled with a favorable foreign currency exchange rate impact of $42.5 million on comparable store sales in fiscal 2004. Overall comparable store sales for fiscal 2004 were even to last year as increases in comparable store sales for our strip-center locations offset decreases in comparable store sales for our mall-based stores. Our net comparable store sales results compared favorably to the United States interactive entertainment industry, which experienced a decline of 2.1% in fiscal 2004. Net sales from the BC Sports Collectibles and EB Kids stores for fiscal 2003 were $13.5 million.

        New video game software sales increased $169.8 million or 32.1% from $528.5 million in fiscal 2003 to $698.3 million in fiscal 2004. As a percentage of net sales, new video game software increased from 40.4% in fiscal 2003 to 44.0% in fiscal 2004. This increase was due to a stronger new release schedule. New video game hardware sales increased $18.1 million or 8.2% from $220.0 million in fiscal 2003 to $238.1 million in fiscal 2004. As a percentage of net sales, new video game hardware decreased from 16.8% in fiscal 2003 to 15.0% in fiscal 2004. The decrease in new video game hardware sales as a percentage of net sales was the result of declining unit price points. Pre-played product sales increased $88.8 million or 41.8% from $212.5 million in fiscal 2003 to $301.3 million in fiscal 2004. As a percentage of net sales, pre-played product increased from 16.2% in fiscal 2003 to 19.0% in fiscal 2004. The growth in pre-played products was due to an increase in strip center store locations and continued promotion and focus of this category within our overall store base. Other product sales increased $2.6 million or 0.7% from $348.1 million in fiscal 2003 to $350.7 million in fiscal 2004. As a percentage of net sales, other product sales decreased from 26.6% in fiscal 2003 to 22.0% in fiscal 2004. The decrease in other product sales as a percentage of net sales was primarily due to decreases in sales of toys and trading cards.

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

        Cost of goods sold increased $203.2 million or 20.9% from $971.2 million in fiscal 2003 to $1,174.4 million in fiscal 2004. As a percentage of net sales, cost of goods sold decreased from 74.2% in fiscal 2003 to 73.9% in fiscal 2004.

        Gross profit on net sales increased $76.0 million or 22.5% from $338.0 million in fiscal 2003 to $414.0 million in fiscal 2004. As a percentage of net sales, gross profit increased from 25.8% in fiscal 2003 to 26.1% in fiscal 2004. This increase, as a percentage of net sales, was primarily due to the shift in business from lower-margin new video game hardware products to higher-margin pre-played and new video game software products, partially offset, by a decrease, as a percentage of net sales, in vendor allowances recognized in cost of goods sold. The determination of gross profit does not include purchasing and distribution center operating expenses of approximately $15.3 million in fiscal 2003 and $17.6 million in fiscal 2004, which are included in selling, general and administrative expense. Accordingly, our gross profit may not be comparable to the gross profit of other retailers. Gross profit from the BC Sports Collectibles and EB Kids stores for fiscal 2003 was $3.9 million.

        Gross profit as a percentage of net sales of new video game software decreased from 23.2% in fiscal 2003 to 22.0% in fiscal 2004. This decrease was primarily due to continuing decreases in margin rates of new release titles. Gross profit as a percentage of net sales of new video game hardware increased from 4.5% in fiscal 2003 to 5.3% in fiscal 2004. This increase was due to changes in hardware product mix and declines in unit pricing throughout the product's life cycle. Gross profit as a percentage of net sales of pre-played product decreased from 43.9% in fiscal 2003 to 43.3% in fiscal 2004. This decrease was primarily due to an increase in the mix of pre-played video game hardware systems and a shift to more competitive pricing to promote the overall growth of pre-played products. Gross profit as a percentage of net sales of other products increased from 32.2% in fiscal 2003 to 33.5% in fiscal 2004 primarily due to an increase in sales of higher margin PC products and magazines.

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

        The following table represents our total contractual obligations as of January 29, 2005 (amounts in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$523,324	$103,713	$195,453	$134,175	$89,983
Purchase Agreements(1)	62,853	62,853	—	—	—

Total	$586,177	$166,566	$195,453	$134,175	$89,983

(1)
We enter into purchase agreements with our vendors when ordering new releases as well as previously released (restock) product. The new release vendor purchase agreements are typically entered into from two weeks to eight weeks prior to the expected release date of the new products. The previously released (restock) product is typically shipped within a week of entering into a purchase agreement with the vendor.

        Letters of credit outstanding with various financial institutions were $1.4 million and $0.9 million at January 29, 2005 and January 31, 2004, respectively.

Off-Balance Sheet Arrangements

        We remain contingently liable for 21 BC Sports Collectibles store leases assigned to SCAC on November 2, 2002. SCAC is owned by the family of James Kim, the Chairman of the Board. Mr. Kim has entered into an indemnification agreement with us with respect to these leases. If SCAC were to default on these lease obligations, we would be liable to the landlords for up to $8.0 million in minimum rent and landlord charges as of January 29, 2005. These lease obligations extend through 2011. Due to Mr. Kim's agreement to indemnify us for any costs arising from the BC Sports Collectible leases, no accrual was recorded for this potential liability.

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

	Fiscal 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Total revenues	$372,417	$361,953	$446,047	$808,965
Gross profit	101,263	107,651	123,259	207,004
Operating income	4,385	5,785	11,095	58,065
Net income	3,046	3,884	7,289	38,068
Net income per share:
—Basic	0.12	0.16	0.31	1.56
—Diluted	0.12	0.16	0.30	1.53
Stores open at quarter end	1,623	1,733	1,869	1,977
	Fiscal 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)
Total revenues	$303,464	$302,083	$324,716	$671,518
Gross profit	80,195	82,470	89,178	175,509
Operating income	4,606	2,295	2,092	61,888
Net income	3,172	1,671	1,482	39,404
Net income per share:
—Basic	0.12	0.07	0.06	1.59
—Diluted	0.12	0.07	0.06	1.57
Stores open at quarter end	1,217	1,303	1,436	1,528

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

KPMG LLP

Philadelphia, Pennsylvania
April 7, 2005

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	January 29, 2005	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$94,345	$97,793
Marketable securities	80,950	60,175
Accounts receivable:
Trade and vendors	17,685	22,407
Other	3,585	17,405
Merchandise inventories	291,678	253,577
Deferred tax asset	9,438	9,895
Prepaid expenses and other current assets	17,955	16,435

Total current assets	515,636	477,687

Property and equipment:
Building and leasehold improvements	153,883	122,852
Furniture, fixtures and equipment	154,896	123,265
Land	8,120	5,827
Construction in progress	2,473	2,826

	319,372	254,770
Less accumulated depreciation and amortization	145,951	116,766

Net property and equipment	173,421	138,004
Goodwill and other intangible assets, net of accumulated amortization of $1,155 and $666	16,308	13,662
Deferred tax asset	12,433	10,476
Other non-current assets	6,402	4,103

Total assets	$724,200	$643,932

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$228,825	$220,481
Accrued expenses	99,939	75,922
Income taxes payable	11,450	17,862

Total current liabilities	340,214	314,265
Deferred rent and other long-term liabilities	32,518	25,687

Total liabilities	372,732	339,952

Stockholders' equity:
Preferred stock—authorized 25,000 shares; $.01 par value; no shares issued and outstanding at January 29, 2005 and January 31, 2004	—	—
Common stock—authorized 100,000 shares; $.01 par value; 27,433 shares issued and 24,648 shares outstanding at January 29, 2005; 26,449 shares issued and 24,834 shares outstanding at January 31, 2004	274	264
Treasury stock—2,785 and 1,615 shares at January 29, 2005 and January 31, 2004, respectively, at cost	(66,132)	(34,455)
Additional paid-in capital	206,503	181,204
Accumulated other comprehensive income	6,980	5,411
Retained earnings	203,843	151,556

Total stockholders' equity	351,468	303,980

Total liabilities and stockholders' equity	$724,200	$643,932

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

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Cash flows from operating activities:
Net income	$52,287	$45,729	$32,627
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	36,871	28,769	23,046
Amortization of other assets	602	442	315
Loss on disposal of property and equipment	234	313	649
Deferred taxes	(1,134)	1,705	1,284
Foreign currency transaction loss (gain)	509	597	(537)
Management fee amortization from termination agreement	(5,845)	(4,660)	—
Changes in assets and liabilities:
Accounts receivable	18,858	(12,070)	(2,133)
Merchandise inventories	(33,482)	(17,537)	(74,831)
Prepaid expenses	(1,247)	(6,635)	(1,567)
Other non-current assets	(4,682)	1,188	(1,594)
Accounts payable	4,944	39,266	36,335
Accrued expenses	24,497	25,087	8,298
Income taxes payable	(1,191)	1,451	6,087
Deferred rent and other long-term liabilities	11,174	(40)	1,859

Net cash provided by operating activities	102,395	103,605	29,838

Cash flows from investing activities:
Purchases of property and equipment	(75,119)	(45,905)	(38,502)
Proceeds from disposition of assets	5,539	135	2,544
Proceeds from sales of marketable securities	152,750	322,820	197,300
Purchases of marketable securities	(173,525)	(334,070)	(150,350)
Businesses acquired, net of cash	—	(111)	(1,552)

Net cash (used in) provided by investing activities	(90,355)	(57,131)	9,440

Cash flows from financing activities:
Proceeds from exercise of stock options	18,291	8,595	1,191
Repurchase of common stock	(31,677)	(34,455)	—
Repayments of long-term debt	—	—	(506)
Proceeds from issuance of common stock	710	531	467
Other financing activities	164	—	—

Net cash (used in) provided by financing activities	(12,512)	(25,329)	1,152

Effects of exchange rates on cash	(2,976)	3,700	1,870

Net increase (decrease) in cash and cash equivalents	(3,448)	24,845	42,300
Cash and cash equivalents, beginning of year	97,793	72,948	30,648

Cash and cash equivalents, end of year	$94,345	$97,793	$72,948

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$52	$16	$31
Income taxes	30,515	23,301	13,469

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

Vendor Programs

        The Company receives vendor allowances for certain advertising and promotional events offered to a majority of its vendors. These events generally cover a period from a few days up to thirty days and include items such as product catalog advertising, in-store display promotions, Internet advertising, co-op print advertising, product training and promotion at the Company's trade show and inclusion in its vendor-of-the-month program. The allowance for each event is negotiated with the vendor and requires specific performance by the Company to be earned. Due to the fact that the Company must complete the required marketing and merchandising initiatives prior to earning the allowance, the Company records the allowance in its financial statements in the same period that it completes its responsibilities under each event agreement. When an event starts in one period and ends in a subsequent period, the Company prorates the allowance over the appropriate periods.

        In fiscal 2003, the Company adopted Emerging Issues Task Force (EITF) Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," effective as of the beginning of fiscal 2003. In accordance with the provisions of Issue 02-16, vendor advertising allowances that exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotional events offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise. See Note 2, "Change in Accounting Principle" for further discussion.

        The Company received vendor allowances totaling $70.7 million, $64.0 million and $54.1 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Advertising expenses, excluding the vendor allowances, were $26.5 million, $16.8 million and $11.3 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

        The Company believes that its advertising programs are effective and generate customer interest and traffic to its retail stores and Internet site. It is unlikely that the Company would continue to incur the same level of advertising expense without this vendor support. The Company believes that revenues would be adversely affected by a reduction in vendor allowances, but is unable to specifically quantify the impact.

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

Marketable Securities

        The Company invests in auction rate securities as part of its cash management strategy. The Company concluded that it is appropriate to classify its holdings of auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised its classification to report these securities as marketable securities in its prior year financial statements. This reclassification resulted in a decrease to "Cash and cash equivalents" and an increase to "Marketable securities" of $60.2 million on the Company's January 31, 2004 consolidated balance sheet. The Company has also made corresponding adjustments to its consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. These adjustments resulted in a decrease of $11.3 million for fiscal 2004 and an increase of $47.0 million for fiscal 2003 to "Net cash (used in) provided by investing activities" on the Company's consolidated statements of cash flows. This change in classification does not affect previously reported cash flows from operations in the Company's consolidated statements of cash flows or its previously reported consolidated statements of income for any period. As of January 29, 2005 and January 31, 2004, the Company held $81.0 million and $60.2 million, respectively, of these auction rate securities.

        The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified all investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

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

Gift Certificates

        The Company records gift certificate sales as a current liability until the gift certificates are redeemed by the customer. The liability is relieved when a gift certificate is used by the customer to make a purchase.

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

        Prior to adoption of Issue 02-16, all vendor advertising allowances were recognized as an offset to selling, general and administrative expense. These allowances exceeded the specific, incremental costs of the advertising and promotional events conducted by the Company. The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expenses. These other operating expenses, which were incurred to support advertising and promotional expenses, included such items as: marketing and merchandise department expenses to develop, promote and manage the events; direct store and store supervisory payroll expenses to implement, manage and monitor the events; distribution expenses associated with receiving and shipping of materials necessary for the events; and corporate expenses related to the design, production and maintenance of Internet advertising events. In fiscal 2005, fiscal 2004 and fiscal 2003, the Company recorded vendor advertising allowances as a reduction in cost of goods sold in the amount of $52.0 million, $49.4 million and $42.9 million, respectively. In fiscal 2005, fiscal 2004 and fiscal 2003, the Company recorded vendor advertising allowances as a reduction of selling, general and administrative expense in the amount of $19.3 million, $13.7 million and $8.8 million, respectively.

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

Goodwill

        The changes in carrying amount of goodwill for the years ended January 29, 2005 and January 31, 2004 are as follows (amounts in thousands):

Balance as of February 1, 2003	$10,938
Buyout of German partner(1)	111
Foreign exchange fluctuations and other	1,403

Balance as of January 31, 2004	$12,452
Foreign exchange fluctuations and other	1,240

Balance as of January 29, 2005	$13,692

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

        Jeffrey W. Griffiths, age 54, has served as the President and Chief Executive Officer of Electronics Boutique and as a Director since June 2001. Prior thereto, he served as Senior Vice President of Merchandising and Distribution from March 1998 to June 2001. Mr. Griffiths served as Senior Vice President of Merchandising and Distribution of The Electronics Boutique, Inc. ("EB"), the predecessor to Electronics Boutique, from March 1996 to March 1998. From March 1987 to February 1996, Mr. Griffiths served as Vice President of Merchandising of EB, and from April 1984 to February 1987, he served as Merchandise Manager. Since October 2003, Mr. Griffiths has been a member of the Board of Trustees of Albright College. Mr. Griffiths also serves on the Board of Directors of Philadelphia Academies.

        James J. Kim, age 69, has served as Electronics Boutique's Chairman and as a Director since March 1998. Mr. Kim founded EB in 1977 and has served as its Chairman since its inception. Mr. Kim also serves as the Chairman of Amkor Technology, Inc., a semiconductor assembly, test, packaging and technology firm. Mr. Kim is the father of Susan Y. Kim, a Director, and the father-in-law of John R. Panichello, Electronics Boutique's Executive Vice President and Chief Operating Officer.

        Susan Y. Kim, age 42, has served as a Director of Electronics Boutique since March 1998. Ms. Kim served as a Senior District Manager of EB from 1991 to 1992, as EB's Personnel Manager from 1989 to 1991, as a Buyer for EB from 1986 to 1989, and as a Field Manager for EB from 1985 to 1986. Ms. Kim is a member of the Board of Directors of the Philadelphia Orchestra Association and The Franklin Institute, and is a Trustee at The Shipley School and the Gesu School. Ms. Kim is the daughter of James J. Kim, Electronics Boutique's Chairman and a Director, and the wife of John R. Panichello, Electronics Boutique's Executive Vice President and Chief Operating Officer.

        Louis J. Siana, age 73, has served as a Director of Electronics Boutique since March 1998. Mr. Siana is a certified public accountant and a senior partner in the accounting firm of Siana, Carr & O'Connor LLP. Mr. Siana is Chairman of the Audit Committee and a member of the Compensation Committee and the Nominating Committee.

        Alfred J. Stein, age 72, has served as a Director of Electronics Boutique since March 2003. Mr. Stein served on the Board of Directors of Applied Materials, Inc. from 1982 through 1999 and RadioShack Corporation from 1982 through May 2003. Mr. Stein served as Chairman of the Board and Chief Executive Officer of VLSI Technology, Inc. from its inception in 1982 until it was acquired by Philips Electronics in 1999. Mr. Stein currently serves as a member of the Board of Directors of Advanced Power Technology, Inc., ESS Technology, Inc. and Simtek Corporation. In addition, Mr. Stein has served on the Board of Directors for several private companies. Mr. Stein is a past Chairman of the Board for the Semiconductor Industry Association and was on the Board of Trustees for St. Mary's University of Texas. Mr. Stein is a member of the Audit Committee.

        Stanley ("Mickey") Steinberg, age 72, has served as a Director of Electronics Boutique since September 1998. Mr. Steinberg currently serves as a Senior Advisor to the mergers and acquisitions firm of Navigant Capital Advisors, LLC. From August 1994 to June 1998, Mr. Steinberg served as Chairman of Sony Retail Entertainment. From 1989 to 1994, Mr. Steinberg served as Executive Vice President and Chief Operating Officer of Walt Disney Imagineering. Mr. Steinberg serves on the Board of Directors of Reckson Associates Realty Corp. and of two privately held companies, AMC, Inc., the owner and manager of the AmericasMart Atlanta trade show center, and ECI Group, an apartment developer, construction and management company. Mr. Steinberg is a member of the Audit Committee.

Executive Officers

        Information required by this Item with respect to executive officers may be found in Part I of this Form 10-K/A.

Committees of the Board of Directors

        The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

        Audit Committee.    The Audit Committee oversees our processes of accounting and financial reporting and provides oversight with respect to the audits and financial statements of Electronics Boutique. In this role, the Audit Committee reviews the professional services provided by Electronics Boutique's registered independent public accountants and the independence of the accounting firm from the management of Electronics Boutique. The Audit Committee also reviews the scope of the audits by Electronics Boutique's independent accountants, the annual financial statements of Electronics Boutique, its systems of internal accounting controls and other matters with respect to the accounting, internal auditing and financial reporting practices and procedures as it finds appropriate or as may be brought to its attention, and meets from time to time with members of Electronics Boutique's finance and internal audit staff. The Audit Committee is comprised of Messrs. Siana, Stein and Steinberg, each of whom is independent as defined by the requirements of The NASDAQ Stock Market and the rules and regulations of the SEC. The Board of Directors has determined that two of its three Audit Committee members, Messrs. Siana and Stein, qualify as "audit committee financial experts" under the SEC's rules. The Audit Committee met eight times in fiscal 2005.

        The Audit Committee has adopted an amended and restated charter, which was approved by the Board of Directors in April 2004. A copy of Electronics Boutique's Audit Committee Charter is available on our website at www.ebholdings.com.

        Compensation Committee.    The Compensation Committee reviews and approves the salaries, bonuses and other benefits of our executive officers, administers the stock option plan of Electronics Boutique and reviews and recommends compensation for the Board of Directors and its committees. In addition, the Compensation Committee advises and consults with Electronics Boutique's management regarding benefit plans and the compensation policies and practices of Electronics Boutique. The Compensation Committee is comprised of Messrs. Adler and Siana, each of whom is independent as defined by the requirements of The NASDAQ Stock Market. The Compensation Committee met once during fiscal 2005. A copy of the Compensation Committee Charter is available on our website at www.ebholdings.com.

        Nominating Committee.    The Board of Directors formed a Nominating Committee in April 2004 and Messrs. Adler and Siana were appointed to the Nominating Committee in February 2005. Each of Messrs. Adler and Siana are independent as identified by the requirements of The NASDAQ Stock Market. The Nominating Committee identifies and recommends individuals to the Board of Directors for nomination as members of the Board of Directors and its committees and assists the Board of Directors in the event of a vacancy on the Board of Directors or any committee by identifying and recommending individuals qualified to fill the vacancy. The Nominating Committee considers candidates suggested by our stockholders, provided that the recommendations are made in accordance with the procedures set forth in our Bylaws. Stockholder nominations that comply with the appropriate procedures will receive the same consideration that the Nominating Committee's nominees receive. A copy of the Nominating Committee Charter is also available on our website at www.ebholdings.com.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires Electronics Boutique's Directors and executive officers, and certain persons who own more than 10% of the outstanding common stock, to file with the SEC and The NASDAQ Stock Market initial reports of ownership and reports of changes in ownership of common stock ("Section 16(a) Reports"). Additionally, executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish Electronics Boutique with copies of all Section 16(a) Reports they file. On April 13, 2004, Louis J. Siana, a member of the Board of Directors, filed a Section 16(a) Report with respect to purchases of 20,000 shares of common stock in December 2003. Except as set forth above, to Electronics Boutique's knowledge, all Directors, executive officers and beneficial owners of more than 10% of the common stock outstanding complied with all applicable filing requirements under Section 16(a) of the Exchange Act with respect to their beneficial ownership of common stock during fiscal 2005.

Code of Ethics

        Information required by this Item with respect to our code of ethics may be found in Part I of this Form 10-K/A.

Item 11. Executive Compensation

        The following table summarizes for Electronics Boutique's last three fiscal years the compensation of Electronics Boutique's President and Chief Executive Officer and the other executive officers of Electronics Boutique (the "Named Executive Officers").

Summary Compensation Table

				Long-Term Compensation
		Annual Compensation
Name and Title	Fiscal Year			Securities Underlying Options (#)	All Other Compensation
		Salary	Bonus(1)
Jeffrey W. Griffiths	2005	$531,135	$390,000	30,000	$28,808	(2)
President, Chief Executive Officer and	2004	$505,740	$375,000	50,000	$26,519	(2)
Director	2003	$449,125	$337,500	50,000	$24,019	(2)
Seth P. Levy	2005	$265,769	$130,000	8,400	$17,422	(2)
Senior Vice President Logistics, Chief	2004	$254,655	$125,000	14,000	$14,193	(2)
Information Officer and President—EB	2003	$231,572	$115,000	14,000	$26,043	(2)
Games Online
Steven R. Morgan	2005	$305,089	$150,800	8,400	$2,000	(2)
Senior Vice President, President of	2004	$306,246	$145,000	14,000	$2,000	(2)
Stores—North America and President of	2003	$270,899	$135,000	14,000	$147,555	(3)
EB Canada Inc.
John R. Panichello	2005	$380,056	$243,360	18,000	$29,152	(2)
Executive Vice President and	2004	$363,110	$234,000	30,000	$24,178	(2)
Chief Operating Officer	2003	$330,739	$214,500	30,000	$19,736	(2)
James A. Smith	2005	$269,380	$130,000	8,400	$20,524	(2)
Senior Vice President, Chief	2004	$255,670	$125,000	14,000	$17,076	(2)
Financial Officer and Secretary	2003	$231,103	$115,000	14,000	$14,014	(2)

(1)
Amounts have been listed for the year earned although actually paid in the following fiscal year or deferred at the executive's election until a subsequent fiscal year.

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

Option Grants in Last Fiscal Year Individual Grants

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options Granted to Employees in Fiscal Year
Name	Number of Securities Underlying Options Granted		Exercise Price	Expiration Date
					5%	10%
Jeffrey W. Griffiths	30,000	11.0%	$29.20	4/09/14	$550,912	$1,396,118
Seth P. Levy	8,400	3.1%	$29.20	4/09/14	$154,255	$390,913
Steven R. Morgan	8,400	3.1%	$29.20	4/09/14	$154,255	$390,913
John R. Panichello	18,000	6.6%	$29.20	4/09/14	$330,547	$837,671
James A. Smith	8,400	3.1%	$29.20	4/09/14	$154,255	$390,913

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

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/Unexercisable	Value of Unexercised in-the-Money Options at Fiscal Year-End($) Exercisable/Unexercisable(2)
Jeffrey W. Griffiths	160,000	$3,277,196	126,574/80,000	$1,656,151/$807,300
Seth P. Levy	88,810	$2,103,087	24,333/22,400	$242,105/$226,038
Steven R. Morgan	74,001	$1,604,588	0/22,399	$0/$226,036
John R. Panichello	160,000	$4,010,072	123,571/48,000	$1,774,054/$484,380
James A. Smith	32,143	$713,124	46,500/22,400	$631,588/$226,044

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

        In September 2003, Electronics Boutique entered into a new employment agreement with Mr. Morgan providing for his continued employment as Senior Vice President, President of Stores—North America and President of Electronics Boutique Canada, Inc. The agreement provides for a term ending on the same date as the employment agreement for Electronics Boutique's other senior executive officers. The employment agreement may be extended automatically for an additional one-year term, unless terminated by either party in accordance with its terms. The current annual base salary for Mr. Morgan is $316,680 and the agreement provides for certain fringe and other employee benefits that are made available to the senior executive officers of Electronics Boutique.

        The employment agreements with Messrs. Griffiths, Panichello, Smith, Levy and Morgan (each an "Executive") provide that (i) in the event that employment is terminated for any reason other than death, disability or "cause" (as defined in their respective agreements), the Executive is entitled to receive his then current total compensation for the greater of his remaining term under the employment agreement or a one year period, (ii) certain severance payments are limited to an amount equal to $100 less than the maximum that could be paid to the Executive and deducted by Electronics Boutique under Section 280G of the Code, in the event of termination of employment for any reason other than death, disability or "cause," or if the termination is related to a "change in control" (as defined in their respective agreements) and (iii) in the event of disability, Electronics Boutique will continue to pay 60% of the Executive's compensation for the remaining term of his agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The table below sets forth, as of May 11, 2005, certain information regarding the beneficial ownership of common stock by each stockholder known to Electronics Boutique to be the beneficial owner of more than 5% of the common stock, each of Electronics Boutique's Directors and Named Executive Officers, and all Directors and executive officers as a group.

	Shares Beneficially Owned(3)
Name and Address of Beneficial Owner(1)(2)
	Number	Percentage
EB Nevada Inc.(4) 2215-B Renaissance Drive, Suite 5 Las Vegas, Nevada 89119	11,569,100	46.7%
Wellington Management Company, LLP(5) 75 State Street Boston, MA 02109	2,466,986	10.0%
James J. and Agnes C. Kim(4)(6)	11,829,995	47.2%
Dean S. Adler	30,001	*
Susan Y. Kim(4)(6)	11,733,685	47.0%
Louis J. Siana	15,001	*
Alfred J. Stein	3,334	*
Stanley Steinberg	32,001	*
Jeffrey W. Griffiths	173,276	*
Seth P. Levy	37,467	*
Steven R. Morgan	12,134	*
John R. Panichello(4)(6)	11,733,685	47.0%
James A. Smith	44,634	*
All directors and executive officers as a group (11 persons)(7)	773,328	3.0%

*
Less than 1.0%

(1)
Unless otherwise noted, Electronics Boutique believes that all persons named in the above table have sole voting and investment power with respect to the shares beneficially owned by them.

(2)
Unless otherwise noted, the address for all beneficial owners is 931 South Matlack Street, West Chester, Pennsylvania 19382.

(3)
For purposes of this table, a person is deemed to be the "beneficial owner" of any shares that such person has the right to acquire within 60 days, including upon the exercise of stock options. For purposes of computing the percentage of outstanding shares held by each person named above on a given date, any security that such person has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4)
EB Nevada Inc. is a wholly-owned subsidiary of EB, all of the outstanding capital stock of which is owned by James J. Kim, Agnes C. Kim, the David D. Kim Trust of December 31, 1987, the John T. Kim Trust of December 31, 1987 and the Susan Y. Kim Trust of December 31, 1987. David D. Kim is the trustee of the David D. Kim Trust, Susan Y. Kim is the trustee of the Susan Y. Kim Trust, and John T. Kim is the trustee of the John T. Kim Trust (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). In addition, the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of common stock held by them, in their discretion, in concert with James J. Kim's family. Accordingly, the trusts, together with their respective trustee and James J. and Agnes C. Kim, may be considered a "group" under Section 13(d) of the Exchange Act. This group may be deemed to have beneficial ownership of the shares owned by EB Nevada Inc.

(5)
Based on a Schedule 13G filed with the SEC by Wellington Management Company, LLP ("Wellington") on February 10, 2005, Wellington (i) shares voting power with respect to 1,927,108 of the reported shares with certain of its clients and (ii) shares dispositive power with respect to all of the reported shares with certain of its clients.

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

        We have agreed to pay the legal fees and expenses of our Chairman of the Board, James J. Kim, in connection with the transactions contemplated under the merger agreement with GameStop Corp., including Mr. Kim's legal fees and expenses incurred in connection with the preparation and filing of Mr. Kim's notification and report forms under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") (including the filing fee) and in connection with the negotiation of the Kim Group voting agreement, the non-competition agreement and the registration rights agreement. We estimate that the legal fees and expenses in connection with the preparation and filing of Mr. Kim's notification and report forms under the HSR Act and in connection with the negotiation of the Kim voting agreement, the non-competition agreement and the registration rights agreement will be approximately $200,000.

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

Audit Fees

        During our fiscal years 2005 and 2004, services rendered by KPMG LLP primarily consisted of auditing the consolidated financial statements, management's assessment that we maintained effective internal control over financial reporting as of the fiscal year end and the effectiveness of our internal control over financial reporting, as well as performing quarterly reviews of the nature described in Statement on Auditing Standards No. 100, "Interim Financial Information."

	Fiscal 2005	Fiscal 2004
Audit fees	$1,133,000	$430,000
Audit related fees(1)	124,000	55,000

Audit and audit related fees	1,257,000	485,000
Tax fees(2)	400,000	380,000
All other fees	—	—

Total fees	$1,657,000	$865,000

(1)
Audit related fees consist primarily of employee benefit plan audits and assistance with foreign statutory financial statements, financial accounting and reporting standards and consultations relating to internal controls.

(2)
Tax fees consist of tax compliance services and other consultations on miscellaneous tax matters.

        All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's policy provides for pre-approval of audit, audit-related and tax services specifically prescribed by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Any decision must be reported to the full Audit Committee at its next scheduled meeting.

        The Audit Committee has determined that the rendering of services other than audit services by KPMG LLP is compatible with maintaining KPMG LLP's independence.

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
31.1
Certification dated September 2, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer*
31.2
Certification dated September 2, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer*
32.1
Certification dated September 2, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer*

(1)
Incorporated by reference from the applicable exhibits of Electronics Boutique's Registration Statement on Form S-1 (Reg. No. 333-48523).

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

Date: September 2, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 2, 2005.

Name	Title

/s/ JAMES J. KIM James J. Kim	Chairman of the Board

/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES A. SMITH James A. Smith	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DEAN S. ADLER Dean S. Adler	Director

/s/ SUSAN Y. KIM Susan Y. Kim	Director

/s/ LOUIS J. SIANA Louis J. Siana	Director

/s/ STANLEY STEINBERG Stanley Steinberg	Director

/s/ ALFRED J. STEIN Alfred J. Stein	Director

EXHIBIT INDEX

21.1	Subsidiaries of Electronics Boutique Holdings Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification dated September 2, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer
31.2	Certification dated September 2, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer
32.1	Certification dated September 2, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer

QuickLinks

Explanatory Note
FORM 10-K/A FOR THE FISCAL YEAR ENDED JANUARY 29, 2005 INDEX
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
Report of Independent Registered Public Accounting Firm
Part III
Summary Compensation Table
Option Grants in Last Fiscal Year Individual Grants
Option Exercises and Fiscal Year-End Option Values
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Equity Compensation Plan Information
Part IV
SIGNATURES
EXHIBIT INDEX