Form 10-Q/A
period 2005-04-30
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2005-09-02
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                              YES  ☒             NO  ☐

At August 26, 2005, there were 25,383,744 shares of common stock outstanding.

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) for the quarter ended April 30, 2005. The Quarterly Report on Form 10-Q was originally filed on June 9, 2005 (the “Original Filing”).

For the convenience of the reader, Amendment No. 1 sets forth the Original Filing in its entirety.

Amendment No. 1 is being filed to revise the following section:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table representing net sales and gross profit by significant product category for the periods indicated and related disclosure under “Thirteen weeks ended April 30, 2005 compared to thirteen weeks ended May 1, 2004”

Except as described above, no other information in the Amendment No. 1 is amended hereby. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings. In addition, Item 6 of Part II of Amendment No. 1 has been amended to contain, in accordance with the Rules of the SEC, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1, respectively.

FORM 10-Q/A

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

On April 18, 2005, the Company entered into a definitive agreement and plan of merger with GameStop Corp. The merger agreement is subject to both regulatory and stockholder approval. The Company has agreed to pay the legal fees and expenses of its Chairman, James J. Kim, in connection with the transactions contemplated under the merger agreement, including Mr. Kim’s legal fees and expenses incurred in connection with the preparation and filing of Mr. Kim’s notification and report forms under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and in connection with the negotiation of the Kim Group voting agreement, non-competition agreement and the registration rights agreement. The Company estimates these legal fees and expenses to be approximately $200,000.

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

Results of operations

The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
Net sales	99.8%	99.6%
Management fees	0.2	0.4
Total revenues	100.0	100.0
Cost of goods sold	73.8	72.8
Gross profit	26.2	27.2
Selling, general and administrative expense	23.4	23.8
Depreciation and amortization	2.1	2.2
Operating income	0.7	1.2
Interest income, net	0.1	0.1
Income before income tax expense	0.8	1.3
Income tax expense	0.3	0.5
Net income	0.5%	0.8%

The following table sets forth net sales by significant product category for the periods indicated (amounts in thousands):

	Thirteen weeks ended April 30, 2005		Thirteen weeks ended May 1, 2004
Net sales:

New video game hardware	$85,941	17.0%	$41,988	11.3%
New video game software	207,506	41.0%	157,581	42.5%
Pre-played products	113,148	22.4%	88,992	24.0%
Other (1)	99,366	19.6%	82,403	22.2%
Total	$505,961	100.0%	$370,964	100.0%

The following table sets forth gross profit and gross profit percentages to net sales by significant product category for the periods indicated (amounts in thousands):

	Thirteen weeks ended April 30, 2005		Thirteen weeks ended May 1, 2004
Gross profit:

New video game hardware	$3,126	3.6%	$1,993	4.7%
New video game software	42,337	20.4%	31,427	19.9%
Pre-played products	49,111	43.4%	40,399	45.4%
Other (1)	37,027	37.3%	25,991	31.5%
Total	$131,601	26.0%	$99,810	26.9%

(1)          The “Other” category includes PC software, accessories and related products.

Thirteen weeks ended April 30, 2005 compared to thirteen weeks ended May 1, 2004

Net sales increased $135.0 million or 36.4% from $371.0 million in the thirteen weeks ended May 1, 2004 to $506.0 million in the thirteen weeks ended April 30, 2005. The increase in net sales was primarily due to the sales volume of $72.8 million resulting from 481 new stores opened since May 1, 2004, a 14.5%, or $52.9 million, increase in comparable store sales and additional sales volume of approximately $10.3 million for stores opened during the thirteen weeks ended May 1, 2004. The increase in comparable store sales was due to both strong hardware sales, particularly the PSP and PS2, and software sales, with best-selling titles such as Gran Turismo 4, God of War, World of Warcraft, MVP Baseball 2005 and Splinter Cell Chaos Theory.

Net sales of new video game software increased $49.9 million or 31.7% from $157.6 million in the thirteen weeks ended May 1, 2004 to $207.5 million in the thirteen weeks ended April 30, 2005. This increase was due in part to the strong software new release schedule discussed above. New video game software sales decreased as a percentage of total net sales from 42.5% in the thirteen weeks ended May 1, 2004 to 41.0% in the thirteen weeks ended April 30, 2005. This decrease was due in large part to a shift in sales to new video game hardware as a result of the PSP launch and stronger supplies of the PS2 system. New video game hardware sales increased $43.9 million or 104.7% from $42.0 million in the thirteen weeks ended May 1, 2004 to $85.9 million in the thirteen weeks ended April 30, 2005. New video game hardware sales increased as a percentage of net sales from 11.3% in the thirteen weeks ended May 1, 2004 to 17.0% in the thirteen weeks ended April 30, 2005. These increases were due to the launch of the new PSP handheld system and an increased supply of the PS2 console system. Net sales of pre-played products increased $24.1 million or 27.1% from $89.0 million in the thirteen weeks ended May 1, 2004 to $113.1 million in the thirteen weeks ended April 30, 2005. This growth was due to our store growth in strip center locations and the availability of pre-played products for sale caused by trade-ins of pre-played video game products in response to the strong new video game releases. Pre-played product sales as a percentage of net sales decreased from 24.0% in the thirteen weeks ended May 1, 2004 to 22.4% in the thirteen weeks ended April 30, 2005. This decrease relates to the net sales shift to new video game hardware discussed earlier. Net sales of the other product category increased $17.0 million or 20.6%, from $82.4 million for the thirteen weeks ended May 1, 2004 to $99.4 million for the thirteen weeks ended April 30, 2005. This increase relates to additional accessory sales associated with the PSP launch. The other product category sales decreased as a percentage of total net sales from 22.2% in the thirteen weeks ended May 1, 2004 to 19.6% in the thirteen weeks ended April 30, 2005.

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

Cost of goods sold increased $103.2 million or 38.1% from $271.2 million in the thirteen weeks ended May 1, 2004 to $374.4 million in the thirteen weeks ended April 30, 2005.

Gross profit from net sales increased $31.8 million or 31.9% from $99.8 million in the thirteen weeks ended May 1, 2004 to $131.6 million in the thirteen weeks ended April 30, 2005. As a percentage of net sales, gross profit decreased from 26.9% for the thirteen weeks ended May 1, 2004 to 26.0% for the thirteen weeks ended April 30, 2005. This decrease, as a percentage of net sales, was primarily due to a significant increase in new video game hardware sales, which have lower margins than new video game software and pre-played products, offset, in part, by a decrease in freight expense. Gross profit does not include purchasing and distribution center operating expenses of approximately $5.5 million in the thirteen weeks ended April 30, 2005 and $4.8 million in the thirteen weeks ended May 1, 2004, which are included in selling, general and administrative expense. Accordingly, our gross profit may not be comparable to the gross profit of other retailers.

Gross profit for new video game software increased, as a percentage of net sales, from 19.9% in the thirteen weeks ended May 1, 2004 to 20.4% in the thirteen weeks ended April 30, 2005. Gross profit for video game hardware decreased, as a percentage of net sales, from 4.7% in the thirteen weeks ended May 1, 2004 to 3.6% in the thirteen weeks ended April 30, 2005. This decrease was due to the release of the Nintendo DS in the fourth quarter last year and the Sony PSP in the current quarter. New release hardware products tend to have lower initial gross margins than products that are further along in their life cycle. Gross profit for pre-played product decreased, as a percentage of net sales, from 45.4% in the thirteen weeks ended May 1, 2004 to 43.4% in the thirteen weeks ended April 30, 2005. This decrease was due in part to an increase in pre-played hardware sales which have a lower margin as a percentage of sales. Gross profit for the other product category increased, as a percentage of net sales, from 31.5% in the thirteen weeks ended May 1, 2004 to 37.3% in the thirteen weeks ended April 30, 2005. This increase was a result of increased sales of product warranties.

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

Electronics Boutique Holdings Corp.
(Registrant)

Date:	September 2, 2005	By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths
President and Chief
Executive Officer
(Principal Executive Officer)

Date:	September 2, 2005	By:	/s/ James A. Smith
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