Form 10-Q
period 2005-07-30
ELECTRONICS BOUTIQUE HOLDINGS CORP
filed 2005-09-08
CIK 1057746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

or

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
YES  ☒           NO  ☐

At September 2, 2005, there were 25,385,104 shares of common stock outstanding.

ELECTRONICS BOUTIQUE HOLDINGS CORP.

AND SUBSIDIARIES

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	July 30, 2005	January 29, 2005
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$71,169	$94,345
Marketable securities	35,700	80,950
Accounts receivable:
Trade and vendors	16,449	17,685
Other	3,364	3,585
Merchandise inventories	273,945	291,678
Deferred tax asset	13,940	9,438
Prepaid expenses and other current assets	33,792	17,955
Total current assets	448,359	515,636

Property and equipment:
Building and leasehold improvements	173,055	153,883
Furniture, fixtures and equipment	172,339	154,896
Land	10,497	8,120
Construction in progress	3,867	2,473
	359,758	319,372
Less accumulated depreciation and amortization	166,113	145,951
Net property and equipment	193,645	173,421

Goodwill and other intangible assets, net of accumulated amortization of $1,489 and $1,155	18,418	16,308
Deferred tax asset	15,770	12,433
Other non-current assets	7,757	6,402
Total assets	$683,949	$724,200

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$813	$—
Accounts payable	166,644	228,825
Accrued expenses	96,167	99,939
Income taxes payable	—	11,450
Total current liabilities	263,624	340,214

Long-term debt, less current portion	10,210	—
Deferred rent and other long-term liabilities	30,591	32,518
Total liabilities	304,425	372,732

Stockholders’ equity:
Preferred stock – authorized 25,000 shares; $.01 par value; no shares issued and outstanding at July 30, 2005 and January 29, 2005	—	—
Common stock – authorized 100,000 shares; $.01 par value; 28,168 shares issued and 25,383 shares outstanding at July 30, 2005; 27,433 shares issued and 24,648 shares outstanding at January 29, 2005	282	274
Treasury stock – 2,785 shares at July 30, 2005 and January 29, 2005, at cost	(66,132)	(66,132)
Additional paid-in capital	233,411	206,503
Accumulated other comprehensive income	3,723	6,980
Retained earnings	208,240	203,843

Total stockholders’ equity	379,524	351,468

Total liabilities and stockholders’ equity	$683,949	$724,200

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net sales	$447,219	$360,487	$953,180	$731,451
Management fees	1,124	1,461	2,248	2,922
Total revenues	448,343	361,948	955,428	734,373

Cost of goods sold	311,628	254,302	685,988	525,456

Gross profit	136,715	107,646	269,440	208,917

Costs and expenses:
Selling, general and administrative expense	123,281	92,964	241,783	181,489
Depreciation and amortization	11,578	8,897	22,380	17,258

Operating income	1,856	5,785	5,277	10,170
Interest income, net	675	384	1,592	836

Income before income tax expense	2,531	6,169	6,869	11,006
Income tax expense	911	2,285	2,472	4,076

Net income	$1,620	$3,884	$4,397	$6,930

Net income per share:
Basic	$0.06	$0.16	$0.18	$0.29
Diluted	$0.06	$0.16	$0.17	$0.28

Weighted average shares outstanding:
Basic	25,096	23,840	24,896	24,183
Diluted	25,467	24,176	25,273	24,545

See accompanying notes to consolidated financial statements.

ELECTRONICS BOUTIQUE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Twenty-six weeks ended
	July 30, 2005	July 31, 2004
Cash flows from operating activities:
Net income	$4,397	$6,930
Adjustments to reconcile net income to cash used in operating activities:
Depreciation of property and equipment	21,943	17,021
Amortization of other assets	437	237
Loss on disposal of property and equipment	671	931
Deferred taxes	(5,226)	(552)
Foreign currency transaction gain	(255)	(361)
Management fee amortization from termination agreement	(2,248)	(2,922)
Changes in assets and liabilities:
Accounts receivable	1,528	24,870
Merchandise inventories	20,734	31,023
Prepaid expenses	(15,961)	(308)
Other non-current assets	(4,610)	(2,201)
Accounts payable	(69,677)	(84,143)
Accrued expenses	(6,109)	(3,927)
Income taxes payable	(1,657)	(14,459)
Deferred rent and other long-term liabilities	(1,889)	(1,650)
Net cash used in operating activities	(57,922)	(29,511)
Cash flows from investing activities:
Purchases of property and equipment	(39,214)	(26,933)
Proceeds from disposition of assets	60	78
Purchases of marketable securities	(105,175)	(28,175)
Sales of marketable securities	150,425	74,350
Businesses acquired, net of cash	(1,026)	—
Net cash provided by investing activities	5,070	19,320
Cash flows from financing activities:
Proceeds from bank debt	9,450	—
Repayment of bank debt	(942)	—
Proceeds from exercise of stock options	16,579	2,091
Repurchase of common stock	—	(31,677)
Proceeds from issuance of common stock	339	321
Other financing activities	—	164
Net cash provided by (used in) financing activities	25,426	(29,101)

Effects of exchange rates on cash	4,250	(1,371)

Net decrease in cash and cash equivalents	(23,176)	(40,663)
Cash and cash equivalents, beginning of period	94,345	97,793
Cash and cash equivalents, end of period	$71,169	$57,130

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28	$11
Income taxes	23,120	18,722

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005 contained in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six week periods ended July 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2006.

On April 18, 2005, the Company entered into a definitive agreement and plan of merger with GameStop Corp. that will create a leading video game retailer with approximately 4,300 stores worldwide. The transaction is subject to certain regulatory and shareholder approvals and is currently expected to be completed in October 2005. The Company will continue to operate under its normal course of business until the merger is completed.

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

The following is a reconciliation of the basic weighted average number of shares of common stock outstanding to the diluted weighted average number of shares of common stock outstanding (amounts in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Weighted average shares outstanding—basic	25,096	23,840	24,896	24,183
Dilutive effect of stock options	371	336	377	362

Weighted average shares outstanding—diluted	25,467	24,176	25,273	24,545

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

In October 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act provides for a one-time deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated. The deduction can be taken in either the company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment and is subject to a number of limitations. In July 2005, the Company repatriated $20.0 million from its subsidiary in Australia. As a result of the tax benefits provided by the Act, this dividend did not materially impact its consolidated financial results.

(4)   Marketable Securities

The Company invests in auction rate securities as part of its cash management strategy. In the first quarter of fiscal 2006, the Company concluded that it was appropriate to classify its holdings of auction rate securities as marketable securities. Prior to the reclassification, the Company had classified such investments as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as marketable securities in its consolidated balance sheets. The Company has also made corresponding adjustments to its consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations in the Company’s consolidated statements of cash flows or its previously reported consolidated statements of income for any period. As of July 30, 2005 and January 29, 2005, the Company held $35.7 million and $81.0 million, respectively, of these auction rate securities.

The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has classified all investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

(5)   Debt

The Company has available a revolving credit facility with Fleet Retail Group for maximum borrowings of $50.0 million. As of July 30, 2005, there were no outstanding borrowings on this facility.

On May 25, 2005, the Company closed on a 10-year, $9.5 million mortgage agreement collateralized by its 315,000 square foot distribution facility in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. The loan is amortized based on a 20-year period. Monthly payments of $64,473, including interest, commenced in July. A final “balloon” payment of $6.0 million is due June 15, 2015.

The Company’s newly acquired Spanish subsidiary, Jump Ordenadores S.L.U. (“Jump”), had outstanding third party debt of $1.6 million as of July 30, 2005. This debt consists primarily of bank loans and notes due to Jump’s former owner.

(6)   Comprehensive (Loss) Income

Comprehensive (loss) income is computed as follows (amounts in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income	$1,620	$3,884	$4,397	$6,930
Foreign currency translations	(5,258)	(207)	(6,444)	(4,306)
Hedging activities	2,950	(254)	3,187	903
Comprehensive (loss) income	$(688)	$3,423	$1,140	$3,527

Losses on foreign currency translations are a result of the Company’s investment in its foreign subsidiaries in Australia, Canada, Denmark, Finland, Germany, Italy, Norway, Spain and Sweden. Gains (losses) on hedging activities are primarily the result of foreign exchange forward contracts and cross currency swap agreements the Company has entered into to protect its investments in its European subsidiaries from foreign currency fluctuations. The net impact of these activities is primarily the result of the Company’s investments in its international subsidiaries that have not been hedged.

(7)   Goodwill and Other Intangible Assets

The following tables show the intangible assets and goodwill as of July 30, 2005 and January 29, 2005 (amounts in thousands):

Amortizable Intangible Assets

	July 30, 2005		January 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Key money	$4,290	$1,479	$3,761	$1,145
Other	45	10	10	10

Total intangible assets	$4,335	$1,489	$3,771	$1,155

Key money represents payments made to landlords, outgoing tenants or other third parties to enter into certain store leases.

Aggregate Amortization Expense

	July 30, 2005	July 31, 2004

Thirteen weeks ended	$227	$145

Twenty-six weeks ended	$437	$237

Goodwill

The change in carrying amount of goodwill for the twenty-six weeks ended July 30, 2005 is as follows (amounts in thousands):

Balance as of January 29, 2005	$13,692
Foreign exchange fluctuations	(169)

Balance as of April 30, 2005	13,523
Jump acquisition (1)	2,754
Foreign exchange fluctuations	(705)

Balance as of July 30, 2005	$15,572

(1) In May 2005, the Company acquired all the outstanding shares of Jump, a Spanish company consisting of 138 retail stores and a distribution facility.

(8)   Game Group Services Agreement

On January 30, 2004, the Company terminated the services agreement with Game Group initially established in fiscal 1996. Under the services agreement, Game Group was responsible for the payment of management fees equal to 1.0% of Game Group’s adjusted sales, plus a bonus calculated on the basis of net income in excess of a pre-established target set by Game Group. As part of the agreement to terminate the services agreement, Game Group agreed to pay the Company $15.0 million which was received in February 2004. The termination agreement places restrictions on the Company’s ability to compete with Game Group in the United Kingdom and Ireland until February 2006. Certain other covenants not to compete specified in the termination agreement expired as of January 31, 2005. Based on an independent analysis performed in fiscal 2005, these covenants not to compete were determined to have a value of $10.3 million, which was recorded as deferred revenue at January 31, 2004. As of July 30, 2005 and January 29, 2005, $2.2 million and $4.5 million, respectively, was still recorded as deferred revenue within “Accrued expenses” on the

Company’s consolidated balance sheets. For the thirteen weeks ended July 30, 2005 and July 31, 2004, $1.1 million and $1.5 million, respectively, of this deferred revenue was recognized as management fee income.

(9)   Related Party Transactions

On November 2, 2002, the Company sold its BC Sports Collectibles business to Sports Collectibles Acquisition Corporation (“SCAC”) for $2.2 million in cash and the assumption of lease related liabilities in excess of $13 million. The purchaser, SCAC, is owned by the family of James J. Kim, the Company’s Chairman. The transaction was negotiated and approved by a committee of the Company’s Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business. As of July 30, 2005, each of the BC store leases had been assigned to SCAC. As the Company remains contingently liable for these leases, Mr. Kim has agreed to indemnify the Company against any liabilities associated with these leases.

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

	(amounts in thousands, except per share amounts)
	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income, as reported	$1,620	$3,884	$4,397	$6,930
Less: stock-based employee compensation, net of income tax	433	739	1,052	1,702
Pro forma net income	$1,187	$3,145	$3,334	$5,228

Net income per share:
Basic – as reported	$0.06	$0.16	$0.18	$0.29
Diluted – as reported	$0.06	$0.16	$0.17	$0.28

Basic – pro forma	$0.05	$0.13	$0.13	$0.22
Diluted – pro forma	$0.05	$0.13	$0.13	$0.21

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

In November 2003, the Company’s Board of Directors approved a program to repurchase up to 2.0 million additional shares of its outstanding common stock. As of July 30, 2005, the Company had repurchased 1.3 million shares of common stock at a weighted average cost, including broker commissions, of $26.75 per share. Cash expenditures for these stock repurchases totaled $34.4 million. During the twenty-six weeks ended July 30, 2005, the Company made no additional stock repurchases.

(12)   Acquisition

On May 31, 2005, the Company acquired all the outstanding shares of a Spanish company, Jump, consisting of 138 retail stores and a distribution facility for $1.1 million. This acquisition was accounted for using the purchase method of accounting and the preliminary allocation of the purchase price to the assets and liabilities acquired resulted in goodwill of $2.8 million. The results of Jump’s operations have been included in the Company’s financial results since the date of acquisition.

(13)   Subsequent Event

On August 5, 2005, the Company completed the acquisition of PC-Joy AG, a Zurich, Switzerland-based video game retailer with nine store locations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global specialty retailer of video game hardware and software, PC entertainment software, pre-played video games and related accessories and products. As of July 30, 2005, we operated a total of 2,280 stores in the United States, Australia, Canada, Denmark, Finland, Germany, Italy, New Zealand, Norway, Puerto Rico, Spain and Sweden, primarily under the names EB Games and Electronics Boutique. In addition, we operated a commercial website under the URL address www.ebgames.com. We operate in the interactive entertainment industry and are headquartered in West Chester, Pennsylvania. We are a holding company and do not have any significant assets or liabilities, other than all of the outstanding capital stock of our subsidiaries.

On April 18, 2005, we entered into a definitive agreement and plan of merger with GameStop Corp. that will create a leading video game retailer with approximately 4,300 stores worldwide. The transaction is subject to certain regulatory and shareholder approvals and is currently expected to be completed in October 2005. We will continue to operate under our normal course of business until the merger is completed.

During the second quarter of fiscal 2006, we continued to experience significant sales growth, primarily the result of increased consumer demand for Sony’s PSP portable gaming system and the release of such software titles as NCAA Football 2006, Star Wars Episode III: Revenge of the Sith and Pokemon Emerald. These titles contributed to our 17.8% growth in new and pre-played video game software sales compared to the prior year period. Our pre-played business for both software and hardware continues to experience strong sales growth, and our increased presence in domestic strip-center locations has been one of the contributing factors to this growth. During the second quarter, we completed the acquisition of Jump Ordenadores S.L.U. (“Jump”), a privately-held retailer of PCs and other consumer electronics based in Valencia, Spain. Jump currently operates 129 retail stores located in central business districts throughout Spain. According to International Development Group, Spain is the fourth largest market in Europe for video games. In June 2005, we commenced operations in Finland, opening our first store in Helsinki. In August, we completed the acquisition of PC-Joy AG, a Zurich, Switzerland-based video game retailer with nine store locations. Establishing ourselves in these three markets furthers our longstanding strategy of international expansion and enhances our status as a leading global specialty retailer in the interactive entertainment industry.

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

Management reviews several key indicators to evaluate our performance in achieving profit and sales growth. Sales growth is evaluated by measuring contributions generated from new store expansion and changes in comparable store sales. In addition, we measure our sales performance by analyzing changes in our market share relative to the overall industry. Gross margin is monitored for the impact of product mix as well as inventory obsolescence and losses. Product mix shifts throughout each industry cycle with lower margin hardware sales declining as a percentage of total sales while higher margin software sales increase. A prime driver of this shift has been the continual growth of the installed hardware base, which has increased to approximately 85 million units in the United States as of the end of the second quarter of fiscal 2006. At the end of the second quarter of fiscal 2005, the installed hardware base in the United States was approximately 64 million units.

We plan to open approximately 170 additional stores prior to the end of the current fiscal year, with approximately half of these stores expected to be located in strip-centers in North America. The remaining stores will be predominantly based in Europe. We continue to anticipate funding our store expansion with cash on hand and cash generated from operations. We anticipate the release of the new Xbox 360 and related software titles during this year’s holiday season. Among new software titles expected to be released during the third and fourth quarters are Madden 2006 for multiple platforms, Nintendogs for the Nintendo DS, Need for Speed and NBA Live for multiple platforms and Socom III for the PS2.

Results of operations

The following table sets forth certain statement of income items as a percentage of total revenues for the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	99.7%	99.6%	99.8%	99.6%
Management fees	0.3	0.4	0.2	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold	69.5	70.3	71.8	71.6
Gross profit	30.5	29.7	28.2	28.4
Selling, general and administrative expense	27.5	25.6	25.3	24.7
Depreciation and amortization	2.6	2.5	2.3	2.3
Operating income	0.4	1.6	0.6	1.4
Interest income, net	0.2	0.1	0.2	0.1
Income before income tax expense	0.6	1.7	0.8	1.5
Income tax expense	0.2	0.6	0.3	0.6
Net income	0.4%	1.1%	0.5%	0.9%

The following table sets forth net sales by significant product category for the periods indicated (amounts in thousands):

Net sales:

	Thirteen weeks ended				Twenty-six weeks ended
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004

New video game hardware	$49,488	11.1%	$45,890	12.8%	$135,429	14.2%	$87,878	12.0%
New video game software	166,073	37.1%	143,199	39.7%	373,579	39.2%	300,780	41.1%
Pre-played products	128,468	28.7%	99,237	27.5%	241,616	25.3%	188,229	25.8%
Other (1)	103,190	23.1%	72,161	20.0%	202,556	21.3%	154,564	21.1%
Total	$447,219	100.0%	$360,487	100.0%	$953,180	100.0%	$731,451	100.0%

The following table sets forth gross profit and gross profit percentages to net sales by significant product category for the periods indicated (amounts in thousands):

Gross profit:

	Thirteen weeks ended				Twenty-six weeks ended
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004

New video game hardware	$2,555	5.2%	$2,628	5.7%	$5,681	4.2%	$4,621	5.3%
New video game software	35,435	21.3%	32,691	22.8%	77,772	20.8%	64,118	21.3%
Pre-played products	59,179	46.1%	45,288	45.6%	108,290	44.8%	85,687	45.5%
Other (1)	38,422	37.2%	25,578	35.4%	75,449	37.2%	51,569	33.4%
Total	$135,591	30.3%	$106,185	29.5%	$267,192	28.0%	$205,995	28.2%

(1)          “Other” category includes PC software, accessories and related products.

Thirteen weeks ended July 30, 2005 compared to thirteen weeks ended July 31, 2004

Net sales increased $86.7 million or 24.1% from $360.5 million in the thirteen weeks ended July 31, 2004 to $447.2 million in the thirteen weeks ended July 30, 2005. The increase in net sales was primarily due to the sales volume of $66.3 million resulting from 591 new stores opened or acquired since July 31, 2004, a 2.6%, or $9.3 million, increase in comparable store sales and additional sales volume of approximately $8.9 million for stores opened during the thirteen weeks ended July 31, 2004. The increase in comparable store sales was primarily due to increased consumer demand for Sony’s PSP portable gaming system and the release of such anticipated software titles as NCAA Football 2006, Star Wars Episode III: Revenge of the Sith and Pokemon Emerald.

Net sales of new video game software increased $22.9 million or 16.0% from $143.2 million in the thirteen weeks ended July 31, 2004 to $166.1 million in the thirteen weeks ended July 30, 2005. This increase was due in part to the release of the software titles discussed above. New video game software sales decreased as a percentage of net sales from 39.7% in the thirteen weeks ended July 31, 2004 to 37.1% in the thirteen weeks ended July 30, 2005. This decrease was due in part to a shift in sales to pre-played products and accessories consistent with our increased focus on those areas of our business. New video game hardware sales increased $3.6 million or 7.8% from $45.9 million in the thirteen weeks ended July 31, 2004 to $49.5 million in the thirteen weeks ended July 30, 2005. New video game hardware sales decreased as a percentage of net sales from 12.8% in the thirteen weeks ended July 31, 2004 to 11.1% in the thirteen weeks ended July 30, 2005. This decrease, as a percentage of net sales, was due in part to declining unit price points and the shift in sales discussed above. Net sales of pre-played products increased $29.3 million or 29.5% from $99.2 million in the thirteen weeks ended July 31, 2004 to $128.5 million in the thirteen weeks ended July 30, 2005. This increase was due to our store growth in strip center locations and the availability of pre-played products for sale caused by trade-ins of pre-played video game products in response to the strong new video game releases. Pre-played product sales as a percentage of net sales increased from 27.5% in the thirteen weeks ended July 31, 2004 to 28.7% in the thirteen weeks ended July 30, 2005. This increase was due to the increased availability of pre-played products as new software titles became available. Net sales of the other product category increased $31.0 million or 43.0%, from $72.2 million for the thirteen weeks ended July 31, 2004 to $103.2 million for the thirteen weeks ended July 30, 2005. This increase related to additional accessory sales associated with the PSP launch. The other product category sales increased as a percentage of net sales from 20.0% in the thirteen weeks ended July 1, 2004 to 23.1% in the thirteen weeks ended July 30, 2005.

Management fees decreased from $1.5 million in the thirteen weeks ended July 31, 2004 to $1.1 million in the thirteen weeks ended July 30, 2005. Both the $1.5 million in the thirteen weeks ended July 31, 2004 and the $1.1 million in the thirteen weeks ended July 30, 2005 consisted of the recognition of management fee income previously deferred as part of the termination of the services agreement with Game Group.

Cost of goods sold increased $57.3 million or 22.5% from $254.3 million in the thirteen weeks ended July 31, 2004 to $311.6 million in the thirteen weeks ended July 30, 2005.

Gross profit from net sales increased $29.4 million or 27.7% from $106.2 million in the thirteen weeks ended July 31, 2004 to $135.6 million in the thirteen weeks ended July 30, 2005. As a percentage of net sales, gross profit increased from 29.5% for the thirteen weeks ended July 31, 2004 to 30.3% for the thirteen weeks ended July 30, 2005. This increase, as a percentage of net sales, was primarily due to stronger sales of higher-margin pre-played hardware and software and accessories, offset, in part, by a decrease in vendor allowances, as a percentage of net sales, recognized in cost of goods sold as well as contributions from the Jump stores which currently sell lower margin PC hardware. Gross profit does not include purchasing and distribution center operating expenses of approximately $5.4 million in the thirteen weeks ended July 30, 2005 and $4.4 million in the thirteen weeks ended July 31, 2004, which are included in selling, general and administrative expense. Accordingly, our gross profit may not be comparable to the gross profit of other retailers.

Gross profit for new video game software decreased, as a percentage of net sales, from 22.8% in the thirteen weeks ended July 31, 2004 to 21.3% in the thirteen weeks ended July 30, 2005. This decrease was primarily due to continuing decreases in margin rates of new release titles. Gross profit for new video game hardware decreased, as a percentage of net sales, from 5.7% in the thirteen weeks ended July 31, 2004 to 5.2% in the thirteen weeks ended July 30, 2005. This decrease was due to the continuing demand for the PSP portable gaming system during the current quarter. New release hardware products tend to have lower initial gross margins than products that are further along in their life cycle. Gross profit for pre-played product increased, as a percentage of net sales, from 45.6% in the thirteen weeks ended July 31, 2004 to 46.1% in the thirteen weeks ended July 30, 2005. This increase was due to the increased availability of higher-margin pre-played software products as new software titles became available. Gross profit for the other product category increased, as a percentage of net sales, from 35.4% in the thirteen weeks ended July 31, 2004 to 37.2% in the thirteen weeks ended July 30, 2005. This increase was a result of increased sales of product warranties.

Selling, general and administrative expense increased by 32.6% from $93.0 million in the thirteen weeks ended July 31, 2004 to $123.3 million in the thirteen weeks ended July 30, 2005. This increase was primarily due to expenses associated with the larger domestic and international store base and the associated increases in store expense of $23.4 million and headquarter expense of $3.9 million, coupled with expenses of $1.4 million associated with the pending merger with GameStop. As a percentage of total revenues, selling, general and administrative expense increased from 25.6% in the thirteen weeks ended July 31, 2004 to 27.5% in the thirteen weeks ended July 30, 2005. This increase was due to expenses associated with an additional 591 stores opened or acquired since July 31, 2004 and the expenses associated with the pending merger with GameStop.

Depreciation and amortization expense increased by 30.1% from $8.9 million in the thirteen weeks ended July 31, 2004 to $11.6 million in the thirteen weeks ended July 30, 2005. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and the remodeling of existing stores. As a percentage of total revenues, depreciation and amortization expense increased from 2.5% in the thirteen weeks ended July 31, 2004 to 2.6% in the thirteen weeks ended July 30, 2005.

Income tax expense decreased from $2.3 million in the thirteen weeks ended July 31, 2004 to $0.9 million in the thirteen weeks ended July 30, 2005. As a percentage of income before income tax expense, income tax expense decreased from 37.0% in the thirteen weeks ended July 31, 2004 to 36.0% in the thirteen weeks ended July 30, 2005. Our effective tax rate decreased from the prior year principally as a result of an increase in operations in foreign jurisdictions that have lower tax rates than the United States. As a result of the recently enacted American Jobs Creation Act, the $20.0 million repatriated from our Australian subsidiary during the quarter had an immaterial effect on our tax rate.

Twenty-six weeks ended July 30, 2005 compared to twenty-six weeks ended July 31, 2004

Net sales increased $221.7 million or 30.3% from $731.5 million in the twenty-six weeks ended July 31, 2004 to $953.2 million in the twenty-six weeks ended July 30, 2005. The increase in net sales was primarily due to the sales volume of $138.9 million resulting from 591 new stores opened or acquired since July 31, 2004, an 8.7%, or $62.2 million, increase in comparable store sales and the additional sales volume of approximately $19.1 million for stores opened during the first twenty-six weeks of fiscal 2005.  The increase in comparable store sales was primarily due to strong hardware sales, particularly the PSP and PS2, and a strong release schedule of new software titles during the first twenty-six weeks of fiscal 2006 compared to the prior period.

Net sales of new video game software increased $72.8 million or 24.2% from $300.8 million in the twenty-six weeks ended July 31, 2004 to $373.6 million in the twenty-six weeks ended July 30, 2005. This increase was due in part to the strong release schedule of new software titles during the first twenty-six weeks of fiscal 2006 compared to the prior period. New video game software sales decreased as a percentage of net sales from 41.1% in the twenty-six weeks ended July 31, 2004 to 39.2% in the twenty-six weeks ended July 30, 2005. This decrease was due in part to a shift in sales to new video game hardware as a result of the PSP launch and stronger supplies of the PS2 system. New video game hardware sales increased $47.5 million or 54.1% from $87.9 million in the twenty-six weeks ended July 31, 2004 to $135.4 million in the twenty-six weeks ended July 30, 2005. New video game hardware sales increased as a percentage of net sales from 12.0% in the twenty-six weeks ended July 31, 2004 to 14.2% in the twenty-six weeks ended July 30, 2005. This increase, as a percentage of net sales, was due to the launch of the new PSP handheld system and an increased supply of the PS2 console system. Net sales of pre-played products increased $53.4 million or 28.4% from $188.2 million in the twenty-six weeks ended July 31, 2004 to $241.6 million in the twenty-six weeks ended July 30, 2005. This increase was due to our store growth in strip center locations and the availability of pre-played products for sale caused by trade-ins of pre-played video game products in response to the strong new video game releases. Pre-played product sales as a percentage of net sales decreased from 25.8% in the twenty-six weeks ended July 31, 2004 to 25.3% in the twenty-six weeks ended July 30, 2005. This decrease was due to a net sales shift to new video game hardware. Net sales of the other product category increased $48.0 million or 31.0%, from $154.6 million for the twenty-six weeks ended July 31, 2004 to $202.6 million for the twenty-six weeks ended July 30, 2005. This increase related to additional accessory sales associated with the PSP launch. The other product category sales increased as a percentage of net sales from 21.1% in the twenty-six weeks ended July 31, 2004 to 21.3% in the twenty-six weeks ended July 30, 2005.

Management fees decreased from $2.9 million in the twenty-six weeks ended July 31, 2004 to $2.2 million in the twenty-six weeks ended July 30, 2005. Both the $2.9 million in the twenty-six weeks ended July 31, 2004 and the $2.2 million in the twenty-six weeks ended July 30, 2005 consisted of the recognition of management fee income previously deferred as part of the termination of the services agreement with Game Group.

Cost of goods sold increased $160.5 million or 30.6% from $525.5 million in the twenty-six weeks ended July 31, 2004 to $686.0 million in the twenty-six weeks ended July 30, 2005.

Gross profit from net sales increased $61.2 million or 29.7% from $206.0 million in the twenty-six weeks ended July 31, 2004 to $267.2 million in the twenty-six weeks ended July 30, 2005. As a percentage of net sales, gross profit decreased from 28.2% for the twenty-six weeks ended July 31, 2004 to 28.0% for the twenty-six weeks ended July 30, 2005. This decrease, as a percentage of net sales, was primarily due to a significant increase in new video game hardware sales, which have lower margins than new video game software, offset, in part, by stronger sales of higher-margin pre-played products and a decrease in freight expense. Gross profit does not include purchasing and distribution center operating expenses of approximately $10.9 million in the twenty-six weeks ended July 30, 2005 and $9.1 million in the twenty-six weeks ended July 31, 2004, which are included in selling, general and administrative expense. Accordingly, our gross profit may not be comparable to the gross profit of other retailers.

Gross profit for new video game software decreased, as a percentage of net sales, from 21.3% in the twenty-six weeks ended July 31, 2004 to 20.8% in the twenty-six weeks ended July 30, 2005. This decrease was primarily due to continuing decreases in margin rates of new video game software release titles. Gross profit for new video game hardware decreased, as a percentage of net sales, from 5.3% in the twenty-six weeks ended July 31, 2004 to 4.2% in the twenty-six weeks ended July 30, 2005. This decrease was due to the demand for the PSP portable gaming system during the first twenty-six weeks of fiscal 2006. New release products tend to have lower initial gross margins than products that are further along in their life cycle. Gross profit for pre-played product decreased, as a percentage of net sales, from 45.5% in the twenty-six weeks ended July 31, 2004 to 44.8% in the twenty-six weeks ended July 30, 2005. This decrease was due to an increase in pre-played hardware sales which have a lower margin as a percentage of sales. Gross profit for the other product category increased, as a percentage of net sales, from 33.4% in the twenty-six weeks ended July 31, 2004 to 37.2% in the twenty-six weeks ended July 30, 2005. This increase was a result of increased sales of product warranties.

Selling, general and administrative expense increased by 33.2% from $181.5 million in the twenty-six weeks ended July 31, 2004 to $241.8 million in the twenty-six weeks ended July 30, 2005. This increase was primarily due to expenses associated with the larger domestic and international store base and the associated increases in store expense of $47.9 million and headquarter expense of $7.3 million, coupled with expenses of $2.9 million associated with the pending merger with GameStop. As a percentage of total revenues, selling, general and administrative expense increased from 24.7% in the twenty-six weeks ended July 31, 2004 to 25.3% in the twenty-six weeks ended July 30, 2005. This increase was due to expenses associated with an additional 591 stores opened or acquired since July 31, 2004 and the expenses associated with the pending merger with GameStop.

Depreciation and amortization expense increased by 29.7% from $17.3 million in the twenty-six weeks ended July 31, 2004 to $22.4 million in the twenty-six weeks ended July 30, 2005. This increase was primarily attributable to capitalized expenditures for leasehold improvements and furniture and fixtures for new store openings and the remodeling of existing stores. As a percentage of total revenues, depreciation and amortization expense remained comparable with last year’s period.

Income tax expense decreased from $4.1 million in the twenty-six weeks ended July 31, 2004 to $2.5 million in the twenty-six weeks ended July 30, 2005. As a percentage of income before income tax expense, income tax expense decreased from 37.0% in the twenty-six weeks ended July 31, 2004 to 36.0% in the twenty-six weeks ended July 30, 2005. Our effective tax rate decreased from the prior year principally as a result of an increase in operations in foreign jurisdictions that have lower tax rates than the United States.

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

Liquidity and capital resources

We have historically financed operations primarily through cash generated from operations and funds available under our credit facility. We expect capital expenditures to be approximately $25 million during the remainder of fiscal 2006. Expenditures for the remainder of fiscal 2006 will include the opening of approximately 170 additional new stores, remodeling of existing stores, capital additions at our domestic corporate offices and distribution centers and the relocation to new distribution center and home office facilities in Italy and Germany to accommodate our continued growth in the European market.

The $57.9 million of cash used in operations in the twenty-six weeks ended July 30, 2005 was primarily the result of a decrease in accounts payable of $69.7 million and an increase in prepaid expenses of $16.0 million, offset, in part, by a $20.7 million decrease in merchandise inventory and $19.7 million in net income and non-cash related charges to net income. The decrease in accounts payable was due to continuing payments of obligations arising from fourth quarter seasonal activity. The increase in prepaid expenses was due primarily to payments of estimated federal and state income taxes for fiscal 2006 as well as tax credits generated from employee gains on the exercising of stock options. The decrease in merchandise inventory was due to normal seasonal fluctuations. The $29.5 million of cash used in operations in the twenty-six weeks ended July 31, 2004 was primarily the result of a decrease in accounts payable of $84.1 million, offset, in part, by a decrease in merchandise inventories and accounts receivable of $31.0 million and $24.9 million, respectively. The decrease in accounts payable was due to continued payments of obligations arising from fourth quarter seasonal activity. The decrease in merchandise inventories was due to a reduction in video console system hardware inventory, coupled with initiatives we adopted to more efficiently manage our inventory purchasing process. The decrease in accounts receivable was primarily due to the receipt of $15.0 million as part of the termination of the services agreement with Game Group and normal seasonal fluctuations.

We made capital expenditures of $39.2 million in the twenty-six weeks ended July 30, 2005 and $26.9 million in the twenty-six weeks ended July 31, 2004 primarily to open new stores, to continue re-branding existing stores and to remodel, furnish and equip existing stores, our domestic and international corporate offices and distribution centers. Capital expenditures in the twenty-six weeks ended July 30, 2005 included initial expenditures for new distribution and home office facilities in both Italy and Germany of $8.7 million and $4.2 million, respectively. These facilities are expected to be completed and operable during the third quarter of fiscal 2006. Capital expenditures in the twenty-six weeks ended July 31, 2004 included the May 2004 acquisition of an office and distribution center in Arlov, Sweden for $2.8 million. This facility has helped to more efficiently serve our Scandinavian operations and support further expansion in that region.

At July 30, 2005, we had no borrowings under our $50.0 million revolving credit facility with Fleet Retail Group.

On May 25, 2005, we closed on a 10-year, $9.5 million mortgage agreement collateralized by our 315,000 square foot distribution facility in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. The loan is amortized based on a 20-year period. Monthly payments of $64,473, including interest, commenced in July. A final “balloon” payment of $6.0 million is due June 15, 2015. We plan to pay off the remaining balance due on this mortgage with cash from operations.

In November 2003, our Board of Directors approved a program to repurchase up to 2.0 million additional shares of our outstanding common stock. As of April 30, 2005, we had repurchased 1.3 million shares of common stock at a weighted average cost, including broker commissions, of $26.75 per share. Cash expenditures for these stock repurchases during the twenty-six week periods ended July 30, 2005 and July 31, 2004 were $0 and $31.7 million, respectively.

On May 31, 2005, we completed the acquisition of Jump, a privately-held retailer based in Valencia, Spain. As of July 30, 2005, Jump operated 129 stores located primarily in central business districts throughout Spain. This acquisition was funded with cash on hand. As of July 30, 2005, this company had third party debt of $1.6 million. We are currently evaluating our options for early extinguishment of this debt.

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

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies terminology used in FASB No. 143, “Accounting for Asset Retirement Obligations,” and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years beginning after December 15, 2005. We are currently evaluating the impact the adoption of FIN 47 will have on our consolidated financial statements or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Change and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

Impact of inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of July 30, 2005, and, based on this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the second quarter of fiscal 2006, our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a -15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•      the impact of the pending merger with GameStop;

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

•                  the impact of the termination agreement with Game Group Plc on our ability to expand in Europe;

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

For a more detailed discussion of these and other important factors that could impact our results, see the text under the heading “Risk Factors” in Item 1 of our most recent Annual Report on Form 10-K/A. The forward-looking statements made in this report are made only as of the date of publication (September 2005) and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Part II.   Other Information

Item 1.    Legal Proceedings

On December 3, 2003, a subsidiary of the Company was served with a complaint in a proposed class action suit entitled “Chalmers v. Electronics Boutique of America Inc.” in the California Superior Court in Los Angeles County. The suit alleged that Electronics Boutique of America Inc. improperly classified store management employees as exempt from the overtime provisions of California wage-and-hour laws and sought recovery of wages for overtime hours worked and related relief. In December 2004, the court approved a final settlement in the amount of $950,000. An accrual for settlement costs was recorded in fiscal 2004 and payments were made against this accrual in the first half of fiscal 2006. Consequently, these payments had no material impact on the Company’s results of operations or financial condition for the thirteen or twenty-six week periods ended July 30, 2005.

On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of Electronics Boutique in the U.S. District Court for the Western District of New York. Mr. Diaz claims to represent a group of current and former employees to whom Electronics Boutique of America Inc. allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and New York law. The plaintiff moved to conditionally certify a group of similarly situated individuals under the FLSA and in March 2005, there was a hearing on this motion. In March 2005, the plaintiff filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. Also, in March 2005, the Company filed a motion to dismiss the New York state law claims. In August 2005, the Company filed a motion for partial summary judgment as to certain claims and renewed its request that conditional certification be denied. The Company intends to vigorously defend this action. At this stage of the matter, it is not possible to predict the outcome of this matter.

In the opinion of management and except as described above, no pending proceedings could have a material adverse effect on the Company’s results of operations or financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In November 2003, the Company’s Board of Directors approved a program to repurchase up to 2.0 million shares of its common stock. Under this buy-back program, the Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and subject to market conditions. The Company did not repurchase any shares of its common stock during the second quarter of fiscal 2006. As of July 30, 2005, 715,365 shares are available to be purchased under this program. This program does not have an expiration date.

Item 6.    Exhibits

a.             Exhibits:

31.1         Certification dated September 8, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2         Certification dated September 8, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1         Certification dated September 8, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electronics Boutique Holdings Corp.
(Registrant)

Date: September 8, 2005	By:	/s/ Jeffrey W. Griffiths
Jeffrey W. Griffiths
President and Chief
Executive Officer
(Principal Executive Officer)

Date: September 8, 2005	By:	/s/ James A. Smith
James A. Smith
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1

Certification dated September 8, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Griffiths, President and Chief Executive Officer.

31.2

Certification dated September 8, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James A. Smith, Senior Vice President and Chief Financial Officer.

32.1

Certification dated September 8, 2005 of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Griffiths, President and Chief Executive Officer and James A. Smith, Senior Vice President and Chief Financial Officer.